Form 10KSB
period 2006-12-31
Sterling Banks, Inc.
filed 2007-03-29
CIK 1358697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________
FORM 10-KSB

☒ Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006
-OR-
☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to _____________.

STERLING BANKS, INC.
(Name of Small Business Issuer in its Charter)

New Jersey	20-4647587
(State or other jurisdiction of incorporation or organization)	(I.R.S. E.I.N.)

3100 Route 38, Mount Laurel, New Jersey	08054
(Address of principal executive offices)	Zip Code

Registrant's telephone number, including area code: (856) 273-5900

Securities registered pursuant to Section 12(b) of the Act:	Common Stock, par value $2.00 per share
(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:	None
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES      NO X

State registrant’s revenues for its most recent fiscal year: $23,197,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the sale price of the registrant's Common Stock as of March 15, 2007, was $41,834,902 ($10.20 per share times 4,101,461 shares of Common Stock held by non-affiliates).

As of March 15, 2007, there were 4,787,448 outstanding shares of the registrant's Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the Fiscal Year ended December 31, 2006. (Part II)

Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2007, which is expected to be filed by us with the Commission within 120 days after the close of our 2006 fiscal year. (Part III)

Transitional Small Business Disclosure Format (check one): YES ___ NO X

Annual Report on Form 10-KSB
For the Fiscal Year Ended December 31, 2006

PART I

Explanatory Note

Sterling Banks, Inc. (the “Holding Company”) is the successor to Sterling Bank (the “Bank”) pursuant to the Plan of Reorganization by and between the Holding Company and the Bank that was completed on March 16, 2007, whereby the Bank became a wholly-owned subsidiary of the Holding Company. Additionally, on March 16, 2007, the Bank, the Holding Company and Farnsworth Bancorp, Inc. (“Farnsworth”) completed the merger (the “Merger”) in which Farnsworth merged with and into the Holding Company, with the Holding Company as the surviving corporation. Subsequent to the Merger, Peoples Savings Bank, a wholly-owned subsidiary of Farnsworth, was merged with and into the Bank, with the Bank as the surviving Bank. This Form 10-KSB for the fiscal year ended December 31, 2006, is filed under the name of the Holding Company, however, all information contained herein represents solely the financial information of the Bank. All references to “we,” "us," "our," and “ours” and similar terms in this report refer to the Bank.

Forward-Looking Statements

The Bank may from time to time make written or oral "forward-looking statements", including statements contained in the Bank's filings with the Board of Governors of the Federal Reserve System and the Holding Company’s filings with the Securities and Exchange Commission (including this Annual Report on Form 10-KSB and the exhibits hereto), in its reports to shareholders and in other communications by the Bank, which are made in good faith by the Bank pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements involve risks and uncertainties, such as statements of the Bank's plans, objectives, expectations, estimates and intentions, which are subject to change based on various important factors (some of which are beyond the Bank's control). The following factors, among others, could cause the Bank's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Bank conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; the effect that maintaining regulatory capital requirements could have on the growth and earnings of the Holding Company and the Bank; inflation; changes in interest rates; changes in loan portfolio quality; changes in the rate of deposit withdrawals; changes in the volume of loan refinancings; the timely development of and acceptance of new products and services of the Bank and the Holding Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; changes in consumer spending and saving habits; the impact of additional costs incurred by the Bank in connection with the Merger; the success or failure of the Bank’s integration of the operations of Peoples Savings Bank; the ability of the management of the Bank to achieve the anticipated benefits of the Merger; and the success of the Bank and the Holding Company at managing the risks resulting from these factors.

The Bank cautions that the above-listed factors are not exclusive. The Bank does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Bank.

Item 1. Description of Business.

General

We are a community bank headquartered in Burlington County, New Jersey, with assets of $337.2 million as of December 31, 2006. Our main office is located in Mount Laurel, New Jersey and our six other Community Banking Centers are located in Burlington and Camden Counties, New Jersey. We believe that this geographic area represents a stable and attractive banking market with a diversified and expanding economy. We began operations in December 1990 with the purpose of serving consumers and small to medium-sized businesses in our market area. We have chosen to focus on the higher growth areas of western Burlington County and eastern Camden County. We believe that understanding the character and nature of the local communities that we serve, and having first-hand knowledge of customers and their needs for financial services enable us to compete effectively and efficiently.

Our growth and the strength of our asset quality result from our implementation of a carefully developed strategic planning process that provides the basis for our activities and direction. We are guided by a series of important principles that provides the focus from which we continue to effectively and systematically expand our operations. These principles include: attracting core deposits; developing a cohesive branch network; maintaining a community focus; emphasizing local loan generation; providing attentive and highly-personalized service; vigorously controlling and monitoring asset quality; and attracting and empowering highly-experienced personnel.

Emphasizing Core Deposit Generation. We seek to attract core deposits as the starting point of a relationship development process. We generally do not pay above-market rates on deposits. We endeavor to attract loyal depositors by offering fairly priced financial services, convenient banking hours and a relationship-focused approach. We believe that our growth is driven by our ability to generate stable core deposits that in turn are used to fund local, quality loans. Our approach contrasts with that of some banks, where a priority on loan generation drives a need to obtain sources of funds. Our approach and philosophy allows management to have more control in managing both our net interest margin and the quality of our loan portfolio.

Development of the Branch Network. We have achieved our growth by expanding our branch presence into markets we have identified as growth opportunities. We began a period of facility expansion in September 1996 with the opening of our second branch in Cherry Hill, New Jersey. This was followed by the opening of new branches in Mount Laurel (November 1997), Southampton Township-Vincentown (December 1998), Maple Shade (May 1999), Medford (May 2000), and Voorhees (November 2005). The Bank has signed a lease, subject to receipt of appropriate regulatory approvals, to build and operate a branch in Delran Township, Burlington County, New Jersey. Management anticipates that the branch, our sixth in Burlington County and eighth overall, will open in the second quarter of 2007. Each of these full-service Community Banking Centers is carefully positioned to deliver competitively priced and personalized products and services over expanded banking hours during both traditional and non-traditional hours of availability. We are continuing to plan the development of a cohesive network of community-focused branches. We are actively evaluating a number of additional sites for the establishment of new branches.

Maintaining a Community Focus. Sterling Bank offers a wide array of banking products and services specifically designed for the consumer and the small to medium-sized business, informed and friendly professional staff, expanded operating hours, consistently-applied credit policies, and local and timely decision making.

Our market area has a concentration of national and regional financial institutions that have increasingly focused on large corporate customers and standardized loan and deposit products. We believe that many customers of these financial institutions are dissatisfied. As a result, we believe that there exists a significant opportunity to attract and retain those customers dissatisfied with their current banking relationship.

Emphasizing Local Loan Generation. Our management team’s depth of experience in commercial lending has been an important factor in our efforts to increase our lending to consumers and small to medium-sized businesses in the southern New Jersey region. Sterling Bank generates substantially all of its loans in its immediate market area. Our knowledge of our market has enabled us to identify niche markets that are similar to those in which we currently operate. For example, we have formed two specific groups: the Specialized Lending and the Private Banking Group. The Specialized Lending Group focuses on construction loans. Our Private Banking Group targets wealthy individuals and families in our markets and offers flexible, responsive service.

Providing Attentive and Personalized Service. We believe that a very attractive niche exists serving consumers and small to medium-sized businesses that, in our management’s view, are not adequately served by larger competitors. We believe that this segment of the market responds very positively to the attentive and highly personalized service that we provide.

Vigorous Control of Asset Quality. We have maintained high overall credit quality through the establishment and consistent observance of prudent lending policies and practices. In addition, senior management and the Board of Directors are actively involved in the loan development and approval process.
Experienced Personnel. The members of our executive management have an average of 31 years of banking experience in providing quality service to consumers and businesses in the southern New Jersey region.

In addition, all of our executive officers have experience with larger institutions and have chosen to affiliate with a community-oriented organization serving consumers and small to medium-sized businesses. Our ability to meet market service expectations with skilled locally based and experienced staff has significantly enhanced the market acceptance of our service-centered approach.

Lending Activities

Loan Portfolio

General. We engage in a variety of lending activities, which are primarily categorized as commercial and consumer lending. Commercial lending (consisting of commercial real estate, commercial business, construction and other commercial lending) is currently our main lending focus. Sources to fund loans are derived primarily from deposits.

We generate substantially all of our loans in the State of New Jersey, with a significant portion in Burlington and Camden Counties. At December 31, 2006, our loan portfolio totaled approximately $243.3 million, excluding loans held for sale.

At December 31, 2006, our lending limit to one borrower under applicable regulations was approximately $5.6 million, or approximately 15% of capital funds.

Loans are generated through marketing efforts, our present customers, walk-in customers and referrals. We have been able to maintain a high overall credit quality through the establishment and observance of prudent lending policies and practices and sound management. We have established a written loan policy for each category of loans. These loan policies have been adopted by the Board of Directors and are reviewed annually. All loans to directors (and their affiliates) must be approved by the Board of Directors in accordance with federal law.

In managing the growth of our loan portfolio, we have focused on: (i) the application of prudent underwriting criteria; (ii) active involvement by senior management and the Board of Directors in the loan approval process; (iii) monitoring of loans to ensure that repayments are made in a timely manner and to identify potential problem loans; and (iv) review of select aspects of our loan portfolio by independent consultants.

Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan at the dates indicated.

	At December 31,
	2006		2005
Type of Loans:	Amount	Percent	Amount	Percent
Commercial	$167,581,000	68.9%	$154,046,000	68.3%
Consumer	48,018,000	19.7	41,175,000	18.3
Residential Mortgage	27,684,000	11.4	30,117,000	13.4
Total	$243,283,000	100.0%	$225,338,000	100.0%

Loan Maturity. The following table sets forth the contractual maturity of the Bank's loan portfolio at December 31, 2006. The table does not include prepayments or scheduled principal repayments.

	Due within 1 year	Due after 1 through 5 years	Due after 5 years	Total
Commercial	$99,051,000	$28,047,000	$40,483,000	$167,581,000
Consumer	1,465,000	3,018,000	43,535,000	48,018,000
Residential Mortgage	366,000	1,724,000	25,594,000	27,684,000
Total amount due	$100,882,000	$32,789,000	$109,612,000	$243,283,000

The following table sets forth the dollar amount of all loans due after December 31, 2007, which have predetermined interest rates and which have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
Commercial	$42,922,000	$25,608,000	$68,530,000
Consumer	46,047,000	506,000	46,553,000
Residential Mortgage	14,300,000	13,018,000	27,318,000
Total	$103,269,000	$39,132,000	$142,401,000

Commercial Loans

Our commercial loan portfolio consists primarily of commercial business loans to small and medium-sized businesses and individuals for business purposes and commercial real estate loans and construction loans. Commercial loans that exceed established lending limits are accomplished through participations with other local commercial banks.

We have established written underwriting guidelines for commercial loans. In granting commercial loans, we look primarily to the borrowers’ cash flow as the principal source of loan repayment. Collateral and personal guarantees may be secondary sources of repayment. A credit report and/or Dun & Bradstreet report is typically obtained on all prospective borrowers, and a real estate appraisal is required on all commercial real estate loans. Generally, the maximum loan-to-value ratio on commercial real estate loans is 75%. All appraisals are performed by a state licensed or certified, independent appraiser. We typically require the personal guarantees of the principals of the entities to whom we lend.

Commercial loans are often larger and may involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation of the property or business involved, repayment of such loans may be more sensitive than other types of loans to adverse conditions in the real estate market or the economy. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself and the general economic environment. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired.

Construction loans involve additional risks because loan funds are advanced based on the security of the project under construction. The majority of these loans are to fund single family residential construction projects which have permanent financing provided by other financial institutions. We seek to minimize these risks through underwriting guidelines. There can be no assurances, however, that we will be successful in our efforts to minimize these risks.

Commercial Real Estate Loans. Commercial real estate loans are made for the acquisition of new property or the refinancing of existing property. These loans are typically related to commercial business loans and secured by the underlying real estate used in these businesses or real property of the principal. These loans are offered on a fixed or variable rate basis with 3 to 5 year maturity and a 15 to 20 year amortization schedule.

Construction Loans. Construction loans are made on a short-term basis for both residential and non-residential properties and are secured by land and improvements. Construction loans are usually for a term of 6 to 12 months.

Commercial Business Loans. Commercial business loans are usually made to finance the purchase of inventory, new or used equipment, or to provide short-term working capital. Generally, these loans are secured, but these loans are sometimes granted on an unsecured basis. To further enhance our security position, we generally require personal guarantees of principal owners. These loans are made on both a line of credit basis and on a fixed-term basis ranging from one to five years in duration.

Residential Mortgage Loans

Our residential mortgage loan portfolio consists of home equity lines of credit and loans, and primary and first lien residential mortgages. We generate substantially all of our residential mortgage loans in our market area and maintain strict underwriting guidelines throughout the residential mortgage portfolio.

Consumer Loans

We offer a full range of consumer loans. Consumer loans consist of automobile loans, boat loans, mobile home loans, personal loans, and overdraft protection.

Loans Held for Sale

Loans held for sale consist almost entirely of student loans generated from an agreement we have with SLM Corporation. We fund loans made by SLM to students for a period of 30 to 45 days. SLM is contractually obligated to purchase the loans from us within 45 days. SLM has reduced the number of loans it funds through us and we expect that these loans will eventually be funded entirely by SLM.

Investment Portfolio

Our investment portfolio consists primarily of U.S. Government securities, mortgage-backed securities, and municipal securities. Government regulations limit the type and quality of instruments in which we may invest our funds.

We have established a written investment policy, which is reviewed annually. The investment policy identifies investment criteria and states specific objectives in terms of risk, interest rate sensitivity and liquidity. We emphasize the quality, term and marketability of the securities acquired for our investment portfolio.

We conduct our asset liability management through consultation with members of the Board of Directors, senior management and outside financial advisors. We have an Investment Committee, which is composed of certain members of the Board of Directors. The Investment Committee can propose changes to the investment policy to be approved by the Board of Directors, which changes may be adopted without a vote of shareholders. This Investment Committee, in consultation with the Asset/Liability Management Committee, is responsible for the review of interest rate risk and evaluates future liquidity needs over various time periods. In this capacity, the Investment Committee is responsible for monitoring our investment portfolio and ensuring that investments comply with our investment policy. The Investment Committee may from time to time consult with investment advisors. Our President and another senior executive officer may purchase or sell securities in accordance with the guidelines of the Investment Committee. The Board of Directors reviews our investment portfolio on a quarterly basis.

Sources of Funds

Deposits and Other Sources of Funds. Deposits are the primary source of funds used by us in lending and other general business purposes. In addition to deposits, we may derive additional funds from principal repayments on loans, the sale of loans and investment securities, and borrowings from other financial institutions or the Federal Home Loan Bank of New York, which functions as a credit facility for member institutions within its assigned region. Loan amortization payments have historically been a relatively predictable source of funds. The level of deposit liabilities can vary significantly and is influenced by prevailing interest rates, money market conditions, general economic conditions and competition.

Our deposits consist of checking accounts, regular savings accounts, money market accounts and certificates of deposit. We also offer Individual Retirement Accounts (“IRAs”). Deposits are obtained from individuals, partnerships, corporations and unincorporated businesses in our market area. We attempt to control the flow of deposits primarily by pricing our accounts to remain generally competitive with other financial institutions in our market area, although we do not necessarily seek to match the highest rates paid by competing institutions.

Borrowings. Deposits are the primary source of funds for the Bank's lending and investment activities as well as for general business purposes; however, should the need arise, the Bank may access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The Bank maintains the ability to borrow funds on an overnight basis under secured and unsecured lines of credit with correspondent banks. In addition, the Bank has advances from the FHLB as of December 31, 2006 with maturities of less than one year and cannot be prepaid without penalty.

The following table sets forth information regarding the Bank’s borrowed funds:

	At December 31,
	2006	2005
Amount outstanding at year end	$5,885,000	$15,641,000
Weighted average interest rate at year end	3.5%	3.1%
Maximum outstanding at any month end	$14,835,000	$34,002,000
Average outstanding	$12,247,000	$21,824,000
Weighted average interest rate during the year	3.4%	2.8%

Competition

We experience substantial competition in attracting and retaining deposits and in making loans. In attracting depositors and borrowers, we compete with commercial banks, savings banks, and savings and loan associations, as well as regional and national insurance companies, regulated small loan companies, local credit unions, regional and national issuers of money market funds and corporate and government borrowers. The principal market presently served by us has approximately 60 offices of other financial institutions. In New Jersey generally, and in our Burlington and Camden County market specifically, large commercial banks, as well as savings banks and savings and loan associations, hold a dominant market share. By virtue of their larger capital and asset size, many such institutions have substantially greater lending limits and other resources than we have and, in certain cases, lower funding costs (the price a bank must pay for deposits and other borrowed monies used to make loans to customers). In addition, many such institutions are empowered to offer a wider range of services, including international banking and trust services.

In addition to having established deposit bases and loan portfolios, these institutions, particularly the large regional commercial and savings banks, have the ability to finance extensive advertising campaigns and to allocate considerable resources to locations and products perceived as profitable.

Although we face competition for deposits from other financial institutions, management believes that we have been able to compete effectively for deposits because of our image as a community-oriented bank, providing a high level of personal service as well as an attractive array of deposit programs. We have emphasized personalized banking services and the advantage of local decision-making in our banking business, and management believes that this emphasis has been well received by consumers and businesses in our market area.

Although we face competition for loans from mortgage banking companies, savings banks, savings and loan associations, other commercial banks, insurance companies, consumer loan companies, credit unions, and other institutional and private lenders, management believes that our image in the community as a local bank that provides a high level of personal service and direct access to senior management gives us a competitive advantage. Factors that affect competition include the general availability of lendable funds and credit, general and local economic conditions, current interest rate levels and the quality of service.

Regulation

The description of the regulatory provisions below are those applicable to the Bank. As noted above, on March 16, 2007, the Bank became a wholly-owned subsidiary of a new holding company, Sterling Banks, Inc. Sterling Banks, Inc. is subject to additional regulations.

General. We are a New Jersey-chartered commercial bank. We are a member of the Federal Reserve System and are subject to supervision and examination by the New Jersey Department of Banking and Insurance and by the Federal Reserve Bank of Philadelphia. In addition, because our deposits are insured by the FDIC, we are subject to regulation and/or examination by the FDIC. We are subject to numerous laws and governmental regulations, some of which are highlighted below. These laws and regulations impose restrictions on activities, minimum capital requirements, lending and deposit restrictions and various other requirements.

Insurance of Deposits. Our deposits are insured up to a maximum of $100,000 per depositor under the Bank Insurance Fund of the FDIC. The FDIC has established a risk-based assessment system for all insured depository institutions. Under the risk-based assessment system, deposit insurance premium rates range from zero to 27 basis points. Our deposit insurance premium has been assessed at zero basis points of deposits.

Restrictions on Dividends. Dividend payments to our shareholders are subject to the New Jersey Banking Act of 1948 (the “Banking Act”), the Federal Reserve Act, and the Federal Deposit Insurance Act (the “FDIA”). Under the Banking Act, no dividends may be paid if after such payment our surplus (generally, additional paid-in capital plus retained earnings) would be less than 50% of our capital stock. Under Federal Reserve Board regulations, without prior approval of the Federal Reserve Board, we cannot pay dividends that exceed our net income from the current year and the preceding two years and, in any event, cannot pay any dividends if we have an accumulated deficit. Under the FDIA, no dividends may be paid by an insured bank if the bank is in arrears in the payment of any insurance assessment due to the FDIC.

As discussed below, state and federal regulatory authorities have adopted standards for the maintenance of adequate levels of capital by banks. Adherence to such standards further limits our ability to pay dividends to our shareholders.

In both 2005 and 2006, we paid four quarterly cash dividends of $0.03 per share. Subsequent to December 31, 2006, the Bank declared a cash dividend of $0.03 per common share payable on February 21, 2006 to shareholders of record as of February 5, 2006. The Holding Company's ability to pay cash dividends to shareholders will depend on our ability to pay dividends to the Holding Company. Future payment of cash dividends, if any, is subject to the discretion of our Board of Directors and will depend upon a number of factors, including future earnings, financial conditions, cash needs, general business conditions and applicable legal limitations, including meeting regulatory capital requirements. We have distributed a 5% stock dividend each year during the period from 1997 through 2002 and from 2004 through 2006. We may consider declaring additional stock dividends in the future; however, we have not yet made any determination whether to declare or pay additional stock dividends.

Capital Adequacy Guidelines. The Federal Reserve Board has adopted risk based capital guidelines for member banks such as us. The required minimum ratio of total capital to risk-weighted assets (including off-balance sheet activities, such as standby letters of credit) is 8.0%. At least half of the total risk based capital is required to be “Tier I capital,” consisting principally of common shareholders’ equity, non-cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill. The remainder (“Tier II capital”) may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the allowance for loan losses.

In addition to the risk-based capital guidelines, the Federal Reserve Board has established minimum leverage ratio (Tier I capital to average total assets) guidelines for member banks. These guidelines provide for a minimum leverage ratio of 3% for those member banks, which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other member banks are required to maintain a leverage ratio of at least 1 to 2% above the 3% stated minimum. We are in compliance with these guidelines.

Prompt Corrective Action. Under the Federal Deposit Insurance Act, the federal banking agencies possess broad powers to take “prompt corrective action” as deemed appropriate for an insured depository institution and its holding company. The extent of these powers depends upon whether the institution in question is considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Generally, the smaller an institution’s capital base in relation to its total assets, the greater the scope and severity of the agencies’ powers. Business activities may also be influenced by an institution’s capital classification. At December 31, 2006, we exceeded the required ratios for classification as “well capitalized.” For additional discussion of capital requirements, we refer you to Note 13, Regulatory Matters of the Notes to our Financial Statements.

Community Investment and Consumer Protection Laws. In connection with our lending activities, we are subject to a variety of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population. Included among these are the federal Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, Truth-in-Lending Act, Equal Credit Opportunity Act, Fair Credit Reporting Act and Community Reinvestment Act (“CRA”).

The CRA requires insured institutions to define the communities that they serve, identify the credit needs of those communities and adopt and implement a “CRA Statement” pursuant to which they offer credit products and take other actions that respond to the credit needs of the community. The responsible federal banking regulator must conduct regular CRA examinations. We are in compliance with applicable CRA requirements.

USA PATRIOT Act. The USA PATRIOT Act of 2001, which was recently renewed, establishes a wide variety of new and enhanced ways of combating terrorism, including amending the Bank Secrecy Act to provide the federal government with enhanced authority to identify, deter, and punish international money laundering and other crimes. Among other things, the USA PATRIOT Act prohibits financial institutions from doing business with foreign “shell” banks and requires increased due diligence for private banking transactions and correspondent accounts for foreign banks. In addition, financial institutions must follow new minimum verification of identity standards for all new accounts and will be permitted to share information with law enforcement authorities under circumstances that were not previously permitted.

Sarbanes-Oxley Act. The Sarbanes-Oxley Act of 2002, which became law in July 2002, has required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of that Act, the SEC and Nasdaq have promulgated new rules and listing standards covering a variety of subjects. Compliance with these new rules and listing standards has significantly increased our legal and financial and accounting costs, and we expect these increased costs to continue. In addition, compliance with the requirements has taken a significant amount of management’s and the Board of Directors’ time and resources. Likewise, these developments may make it more difficult for us to attract and retain qualified members of our board of directors, particularly independent directors, or qualified executive officers.

As directed by Section 404 of the Sarbanes-Oxley Act, the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-KSB that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting. Under the SEC’s current rules, we must comply with this requirement beginning with our annual report for our 2007 fiscal year, although proposals to exempt companies of our size are being discussed. In addition, beginning with our 2008 fiscal year, the public accounting firm auditing the Bank’s financial statements must attest to and report on management’s assessment of the effectiveness of the Bank’s internal control over financial reporting. The costs associated with the implementation of this requirement, including documentation and testing, have not been estimated by us. If we are ever unable to conclude that we have effective internal control over financial reporting, or if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting for any future year-ends as required by Section 404, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

Employees. As of December 31, 2006, we had 89 full-time and 22 part-time employees. Our employees are not represented by a collective bargaining agent. We believe the relationship with our employees to be good.

Item 2. Description of Property.

(a)	Location and Condition of Property.

The Bank currently operates 7 bank branches; 4 are owned and 3 are leased. Our principal office in Mount Laurel, New Jersey, consisting of 10,500 square feet, is leased. The lease expires on December 31, 2015 with renewal options available through December 31, 2035. A second branch office is leased in Medford, New Jersey consisting of 3,000 square feet. The Medford lease expires on May 31, 2025 with renewal options available through May 31, 2035. A third branch office is leased in Voorhees, New Jersey consisting of 3,000 square feet. The Voorhees lease expires on November 30, 2020 with 5 successive 5 year renewals at the Bank’s option. The Bank has signed a lease, subject to receipt of appropriate regulatory approvals, to build and operate a branch in Delran Township, Burlington County, New Jersey. The lease will be for 20 years with 4 successive 5 year renewals. Management anticipates that this office will open during the second quarter of 2007. In addition, we own branch offices located in Cherry Hill, Mount Laurel, Vincentown and Maple Shade, New Jersey containing 3,000, 7,200, 6,400 and 3,300 square feet, respectively.

We also lease an administrative office in Mount Laurel, New Jersey consisting of 8,100 square feet. This lease will expire on July 31, 2008.

Management considers the physical condition of all offices and branches to be good and adequate for the conduct of the Bank’s business.

(b)	Investment Policies.

See "Item 1. Business" above for a general description of the Bank's investment policies. The Bank's investments are primarily acquired to produce income, and to a lesser extent, possible capital gain.

(1) Investments in Real Estate or Interests in Real Estate. See Item 2(a), “Location and Condition of Property,” above, and Note 8, “Bank Premises and Equipment,” to the Notes to Financial Statements in the financial statements appearing in the Annual Report, which is incorporated herein by reference.

(2) Investments in Real Estate Mortgages. The Bank receives real estate mortgages in the ordinary course of its lending activities; the Bank services those mortgages that it holds. See Item 1, “Description of Business - Lending Activities.”

(3) Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. With the exception of purchases of mortgage-backed securities issued by the U.S. government-sponsored enterprises, the Bank does not invest in securities of or interest in persons primarily engaged in real estate activities. See Item 1, “Description of Business - Investment Portfolio,” and Note 3, “Investment Securities,” to the Notes to Financial Statements in the financial statements appearing in the Annual Report, which is incorporated herein by reference.

(c)	Description of Real Estate and Operating Data.

See information set forth above in Item 2(a), “Location and Condition of Property,” above, and in Note 8, “Bank Premises and Equipment,” to the Notes to Financial Statements in the financial statements appearing in the Annual Report, which is incorporated herein by reference. In management’s view, the Bank’s properties are adequately covered by insurance.

Item 3. Legal Proceedings.

The Bank, from time to time, is a party to routine litigation that arises in the normal course of business. Management does not believe the resolution of this litigation, if any, would have a material adverse effect on the Bank’s financial condition or results of operations. However, the ultimate outcome of any such matter, as with litigation generally, is inherently uncertain and it is possible that some of these matters may be resolved adversely to the Bank.

Item 4. Submission of Matters to a Vote of Security Holders.

On December 12, 2006, the Bank held its annual shareholders meeting. The following matters were voted upon at the meeting and the final votes on the proposal were recorded as follows:

• To elect twelve (12) persons to the Board of Directors of the Bank to hold office for a one-year term and until their successors are duly elected and qualified;

	For	Abstain
S. David Brandt, Esq.	4,369,704	252,427
Jeffrey Dubrow	4,586,949	35,182
A. Theodore Eckenhoff	4,584,575	37,556
Benjamin D. Goldman	4,586,799	35,332
R. Scott Horner	4,584,989	37,142
James L. Kaltenbach, M.D.	4,554,986	67,145
Robert H. King	4,582,884	39,247
Howard E. Needleman	4,585,382	36,749
Luis G. Rogers	4,576,194	45,937
Ronald P. Sandmeyer	4,547,753	74,378
Jeffrey P. Taylor	4,513,719	108,412
James W. Yoh, Ph.D.	4,575,373	46,758

• To approve of the Reorganization whereby the Bank will be reorganized into the holding company form of organization and will become a wholly-owned subsidiary of a newly-formed holding company called Sterling Banks, Inc.;

For	Against	Abstain
3,288,832	65,252	2,975

• To approve of the 2006 Employee Stock Option Plan;

For	Against	Abstain
3,149,321	173,549	34,188

• To approve a proposal whereby the Board of Directors shall be authorized to adjourn or postpone the Annual Meeting in order to solicit additional proxies if there are not enough votes at the time of the Annual Meeting to constitute a quorum or to approve the Reorganization or the 2006 Employee Stock Option Plan; and

For	Against	Abstain
4,281,854	317,233	23,044

• To transact such other business as may properly come before the Annual Meeting or any adjournments thereof.

All twelve members of the Board of Directors were re-elected and the Plan of Reorganization was approved.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

In May 2005, the Bank completed the sale of a total of 1,437,500 shares of Common Stock, par value $2.00 per share, in a public offering at $9.75 per share, and the Bank received net proceeds of approximately $12.8 million. The offer and sale of these shares of common stock was exempt from registration under the Securities Act of 1933 pursuant to section 3(a)(2) thereof.

The following table shows the stock option exercises in 2006. Only employees of the Bank exercised such options in 2006.

Date	Exercised Shares	Price
01/05/06	1,478	$6.99
01/05/06	367	8.44
01/05/06	525	10.00
01/23/06	368	8.44
04/21/06	500	10.00
05/11/06	1,277	9.01
05/11/06	1,216	7.56
05/11/06	1,274	6.91
05/11/06	1,654	8.44
05/24/06	2,100	10.00
06/22/06	368	8.44
06/22/06	1,050	10.00
10/31/06	1,552	6.66
11/27/06	4,654	6.66
12/29/06	1,552	6.66

Stock option exercises are also exempt offers and sales under Section 3(a)(2) of the Securities Act.

The number of shareholders of record of common stock, as of December 31, 2006, was 242.

For information with respect to Equity Compensation Plans see Item 11(d), “Securities Authorized for Issuance under Equity Compensation Plans.”

The table below presents the high and low sales prices reported for our common stock as reported by the NASDAQ Capital Market for the periods indicated.

NASDAQ Capital Market
Year	Quarter	High price	Low price
2006	4th	$11.78	$10.13
	3rd	12.45	10.21
	2nd	13.66	11.36
	1st	17.55	11.19
2005	4th	$12.50	$10.51
	3rd	12.51	10.55
	2nd	12.00	9.75
	1st	11.98	10.00

Dividends

The holders of our common stock are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available therefor. Our ability to pay cash dividends is limited by applicable state and federal law. See "Item 1. Description of Business - Regulation - Restriction on Dividends".

In both 2005 and 2006, we paid four quarterly cash dividends of $0.03 per share. Subsequent to December 31, 2006, the Bank declared a cash dividend of $0.03 per common share payable on February 21, 2006 to shareholders of record as of February 5, 2006. The Holding Company's ability to pay cash dividends to shareholders will depend on our ability to pay dividends to the Holding Company. Future payment of cash dividends, if any, is subject to the discretion of our Board of Directors and will depend upon a number of factors, including future earnings, financial conditions, cash needs, general business conditions and applicable legal limitations, including meeting regulatory capital requirements.

We have distributed a 5% stock dividend each year during the period from 1997 through 2002 and from 2004 through 2006. We may consider declaring additional stock dividends in the future.

Item 6. Management's Discussion and Analysis or Plan of Operation.

The information contained in the section captioned “Management's Discussion and Analysis of Financial Condition and Results of Operations” of the Bank’s Annual Report to Shareholders for the fiscal year ended December 31, 2006 (the “Annual Report”) is incorporated herein by reference.

Factors That May Affect Future Results

Risks Related to Our Business

Our success will depend upon our ability to effectively manage our future growth.

We believe that we have in place the management and systems, including data processing systems, internal controls and a strong credit culture, to support continued growth. However, our continued growth and profitability depend on the ability of our officers and key employees to manage such growth effectively, to attract and retain skilled employees and to maintain adequate internal controls and a strong credit culture. Accordingly, there can be no assurance that we will be successful in managing our expansion, and the failure to do so would adversely affect our financial condition and results of operations. In addition, as a result of the recent acquisition of Farnsworth Bancorp, Inc., our growth may be limited by our regulatory capital level.

The regulatory capital of the combined company will be reduced by goodwill incurred in connection with the Merger.

The Merger will be accounted for by the Holding Company as a purchase, and the amount by which the purchase price exceeds the fair value of the net tangible and identifiable intangible assets acquired by the Holding Company through the Merger will be recorded as goodwill. Based on the financial information of Farnsworth as of June 30, 2006, the estimated pro forma goodwill of the Holding Company will be approximately $9.8 million, but the actual amount of goodwill is based on many factors and could exceed that amount. Because goodwill reduces regulatory capital, the Merger will make it more difficult for the Holding Company and the Bank to meet their regulatory capital requirements. The Bank and the Holding Company have agreed with the FRB to maintain sufficient capital to be considered well capitalized following the Merger. We currently expect that upon completion of the Merger, we will have sufficient regulatory capital to meet or slightly exceed the minimum capital required to be considered well capitalized. However, actions that we or the Holding Company might take following the Merger in order to increase regulatory capital could have the effect of limiting growth or reducing profitability.

If we experience excessive loan losses relative to our allowance, our earnings will be adversely affected.

The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and for specific loans when their ultimate collectibility is considered questionable.

If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future losses, or if the bank regulatory authorities require us to increase the allowance for loan losses as a part of their examination process, our earnings and capital could be significantly and adversely affected.

As of December 31, 2006, our allowance for loan losses was approximately $1.8 million, which represented 0.72% of outstanding loans. At such date, we had two loans on non-accrual status. Although management believes that our allowance for loan losses is adequate, there can be no assurance that the allowance will prove sufficient to cover future loan losses. Further, although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to our non-performing or performing loans. Additions to our allowance for loan losses would result in a decrease in our net income and capital, and could have a material adverse effect on our financial condition and results of operations.

Most of our loans are commercial loans, which have a higher degree of risk than other types of loans.

Commercial loans are often larger and may involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation of the property or business involved, repayment of such loans may be more sensitive than other types of loans to adverse conditions in the real estate market or the economy. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself and the general economic environment. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired.

Our business is geographically concentrated and is subject to regional economic factors that could have an adverse impact on our business.

Substantially all of our business is with customers in our market area of southern New Jersey. Most of our customers are consumers and small and medium-sized businesses which are dependent upon the regional economy. Adverse changes in economic and business conditions in our markets could adversely affect our borrowers, their ability to repay their loans and to borrow additional funds, and consequently our financial condition and performance.

Additionally, we often secure our loans with real estate collateral, most of which is located in southern New Jersey. A decline in local economic conditions could adversely affect the values of such real estate. Consequently, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse.

We have incurred and expect to continue to incur significant expenses in connection with our branch expansion.

We have historically experienced growth through expansion of our existing branches as well as through the establishment of new branches. A natural consequence of our growth during the branch expansion program has been a significant increase in noninterest expenses. These costs are associated with marketing, increased staffing, branch construction and equipment needs sufficient to create the infrastructure necessary for branch operations. Unless and until a new branch generates sufficient income to offset these additional costs, a new branch will reduce our earnings.

If we are unable to successfully integrate the businesses of Peoples Savings Bank and Sterling Bank, the Holding Company’s business and earnings may be adversely affected.

The success of the Merger will depend, in part, on our ability to realize the estimated costs savings from combining the businesses of Sterling Bank and Peoples Savings Bank. While the management of Sterling Bank and Peoples Savings Bank believe that our cost saving estimates are achievable, it is possible that these potential cost savings could be more difficult to achieve than anticipated. Our cost saving estimates will depend upon the ability to combine the businesses of Sterling Bank and Peoples Savings Bank in a manner that permits those savings to be realized. Integration of the businesses will involve consolidation of the operations, systems and procedures of the two institutions in order to eliminate redundant functions and costs and to operate on a consistent basis. We cannot assure you that it will be able to integrate the two operations without encountering difficulties, including the possible loss of employees or customers, disruptions in the delivery of services or inconsistencies in standards, controls, procedures and policies. Such difficulties could interfere with its ability to fully realize the expected benefits of the Merger.

Most of our loans are secured, in whole or in part, with real estate collateral which may be subject to declines in value.

In addition to the financial strength and cash flow characteristics of the borrower in each case, we often secure our loans with real estate collateral. As of December 31, 2006, approximately 65% of our loans, including loans held for sale, had real estate as a primary, secondary or tertiary component of collateral. Real estate values and real estate markets are generally affected by, among other things, changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies, and acts of nature. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower. If real estate prices in our markets decline, the value of the real estate collateral securing our loans could be reduced. If we are required to liquidate the collateral securing a loan during a period of reduced real estate values to satisfy the debt, our earnings and capital could be adversely affected.

The loss of our executive officers and certain other key personnel could hurt our business.

Our success depends, to a great extent, upon the services of Robert H. King, our President and Chief Executive Officer; R. Scott Horner, our Executive Vice President and Chief Financial Officer; Dale F. Braun, Jr., our Senior Vice President and Controller; John Herninko, our Senior Vice President and Senior Loan Officer; Kimberly A. Johnson, Senior Vice President and Senior Administrative Officer; and Theresa S. Valentino Congdon, our Senior Vice President and Senior Retail Officer. From time to time, we also need to recruit personnel to fill vacant positions for experienced lending and credit administration officers. Competition for qualified personnel in the banking industry is intense, and there can be no assurance that we will continue to be successful in attracting, recruiting and retaining the necessary skilled managerial, marketing and technical personnel for the successful operation of our existing lending, operations, accounting and administrative functions or to support the expansion of the functions necessary for our future growth. Our inability to hire or retain key personnel could have a material adverse effect on our results of operations.

Our legal lending limits are relatively low and restrict our ability to compete for larger customers.

At December 31, 2006 our lending limit per borrower was approximately $5.6 million, or approximately 15% of our capital. Accordingly, the size of loans that we can offer to potential borrowers is less than the size of loans that many of our competitors with larger capitalization are able to offer. We may engage in loan participations with other banks for loans in excess of our legal lending limits. However, there can be no assurance that such participations will be available at all or on terms which are favorable to us and our customers.

Risks Related to Our Common Stock

There is a limited trading market for our common stock, which may adversely impact the ability to sell shares and the price received for shares.

Our common stock has limited trading activity, and although our common stock is approved for quotation on the Nasdaq Capital Market, it is not assured that an active trading market in our common stock will develop at any time in the foreseeable future. This means that there may be limited liquidity for our common stock, which may make it difficult to buy or sell our common stock, may negatively affect the price of our common stock and may cause volatility in the price of our common stock. See Item 5, “Market for Common Equity and Related Stockholder Matters,” above.

We have a limited history of paying cash dividends on our common stock and there are restrictions on our ability to pay cash dividends.

We have a limited history of paying cash dividends on our common stock. We paid our first cash dividend to our shareholders in February 2004. Although we subsequently paid cash dividends on a quarterly basis, there is no assurance that the Bank will continue to pay cash dividends. Future payment of cash dividends, if any, will be at the discretion of the Board of Directors and will be dependent upon a number of factors including financial condition, cash needs, general business conditions and applicable legal limitations, including meeting regulatory capital requirements. See Item 5, “Market for Common Equity and Related Stockholder Matters,” above.

Our management and significant shareholders control a substantial percentage of our stock and therefore have the ability to exercise substantial control over our affairs.

As of March 15, 2007, our directors and executive officers beneficially owned approximately 976,000 shares, or approximately 19%, of our common stock, including options to purchase approximately 290,000 shares, in the aggregate, of our common stock at exercise prices ranging from $6.58 to $11.44 per share. In addition, approximately 8% of our common stock is controlled by a non-management shareholder. Also, approximately 6% of our common stock is control by an institutional investor. Because of the large percentage of stock held by our directors and executive officers and other significant shareholders, these persons could influence the outcome of any matter submitted to a vote of our shareholders.

We may issue additional shares of common stock, which may dilute the ownership and voting power of our shareholders and the book value of our common stock.

We are currently authorized to issue up to 15,000,000 shares of common stock. Of that amount, approximately 4,787,448 shares were issued and outstanding as of March 15, 2007. On March 16, 2007, we completed the Plan of Merger with Farnsworth Bancorp, Inc., for which the Holding Company issued approximately 768,438 shares of common stock, bringing the total of shares issued and outstanding to approximately 5,555,886 shares. Our Board of Directors has authority, without action or vote of the shareholders (except to the extent required under applicable rules of the NASDAQ Capital Market), to issue all or part of the authorized but unissued shares. In addition, 505,037 shares of Common Stock have been reserved for issuance under our stock option plans. A total of 432,534 shares of common stock have been reserved for issuance under options outstanding on March 15, 2007. As of March 15, 2007, options to purchase a total of 365,227 shares were exercisable and had exercise prices ranging from $6.58 to $11.44. Any such issuance will dilute the percentage ownership interest of shareholders and may further dilute the book value of our common stock.

Our common stock is not insured and you could lose the value of your entire investment.

An investment in shares of our common stock is not a deposit and is not insured against loss by the government.

Risks Related to Our Industry

We operate in a competitive market which could constrain our future growth and profitability.

We operate in a competitive environment, competing for deposits and loans with commercial banks, savings associations and other financial entities. Competition for deposits comes primarily from other commercial banks, savings associations, credit unions, money market and mutual funds and other investment alternatives. Competition for loans comes primarily from other commercial banks, savings associations, mortgage banking firms, credit unions and other financial intermediaries. Many of the financial intermediaries operating in our market area offer certain services, such as trust investment and international banking services, which we do not offer. Moreover, banks with a larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the needs of larger customers. See Item 1, “Description of Business - Competition,” above.

We are required to comply with extensive and complex governmental regulation which can adversely affect our business.

Our operations are and will be affected by current and future legislation and by the policies established from time to time by various federal and state regulatory authorities. We are subject to supervision and periodic examination by the Federal Reserve Board, or FRB, the Federal Deposit Insurance Corporation, or FDIC, and the New Jersey Department of Banking and Insurance. Banking regulations, designed primarily for the safety of depositors, may limit a financial institution’s growth and the return to its investors by restricting such activities as the payment of dividends, mergers with or acquisitions by other institutions, investments, loans and interest rates, interest rates paid on deposits, expansion of branch offices, and the offering of securities or trust services. We are also subject to capitalization guidelines established by federal law and could be subject to enforcement actions to the extent that we are found by regulatory examiners to be undercapitalized. It is not possible to predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that any such changes may have on our future business and earnings prospects. Further, the cost of compliance with regulatory requirements may adversely affect our ability to operate profitability.

In addition, the monetary policies of the FRB have had a significant effect on the operating results of banks in the past and are expected to continue to do so in the future. Among the instruments of monetary policy used by the FRB to implement its objectives are changes in the discount rate charged on bank borrowings and changes in the reserve requirements on bank deposits. It is not possible to predict what changes, if any, will be made to the monetary policies of the FRB or to existing federal and state legislation or the effect that such changes may have on our future business and earnings prospects.

During the past several years, significant legislative attention has been focused on the regulation and deregulation of the financial services industry. Non-bank financial institutions, such as securities brokerage firms, insurance companies and money market funds, have been permitted to engage in activities which compete directly with traditional bank business.

We realize income primarily from the difference between interest earned on loans and investments and interest paid on deposits and borrowings, and changes in interest rates may adversely affect our profitability and assets.

Changes in prevailing interest rates may hurt our business. We derive our income mainly from the difference or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. In general, the larger the spread, the more we earn. When market rates of interest change, the interest we receive on our assets and the interest we pay on our liabilities will fluctuate. This can cause decreases in our spread and can adversely affect our income.

Interest rates affect how much money we can lend. For example, when interest rates rise, the cost of borrowing increases and loan originations tend to decrease. In addition, changes in interest rates can affect the average life of loans and investment securities. A reduction in interest rates generally results in increased prepayments of loans and mortgage-backed securities, as borrowers refinance their debt in order to reduce their borrowing cost. This causes reinvestment risk, because we generally are not able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities. Changes in market interest rates could also reduce the value of our financial assets. If we are unsuccessful in managing the effects of changes in interest rates, our financial condition and results of operations could suffer.

As a public company, our business is subject to numerous reporting requirements that are currently evolving and could substantially increase our operating expenses and divert management’s attention from the operation of our business.

The Sarbanes-Oxley Act of 2002, which became law in July 2002, may require future changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of that Act, the SEC and Nasdaq have promulgated new rules and listing standards covering a variety of subjects. Compliance with these new rules and listing standards may significantly increase our legal and financial and accounting costs in the future, once full compliance is required. In addition, full compliance with the requirements may take a significant amount of management’s and the Board of Directors’ time and resources. Likewise, these developments may make it more difficult for us to attract and retain qualified members of our board of directors, particularly independent directors, or qualified executive officers.

As directed by Section 404 of the Sarbanes-Oxley Act, the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K or 10-KSB that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting. Under the SEC’s current rules, we must comply with this requirement beginning with our annual report for our 2007 fiscal year. In addition, beginning with our 2008 fiscal year, the public accounting firm auditing the Bank’s financial statements must attest to and report on management’s assessment of the effectiveness of the Bank’s internal control over financial reporting. The costs associated with the implementation of this requirement, including documentation and testing, have not been estimated by us. If we are ever unable to conclude that we have effective internal control over financial reporting or, if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting for any future year-ends as required by Section 404, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

Item 7. Financial Statements.

The Bank's financial statements listed under Item 13 are incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants On Accounting and Financial Disclosure.

Not applicable.

Item 8A. Controls and Procedures.

The Bank’s management, under the supervision and with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated, as of the end of the period covered by this report, the effectiveness of the design and operation of the Bank’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Bank’s disclosure controls and procedures were effective as of the end of the Bank’s fiscal year ended December 31, 2006. There were no changes in the Bank’s internal control over financial reporting identified in connection with the evaluation that occurred during the Bank’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

Item 8B. Other Information.

Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The information contained under the sections captioned “Section 16(a) Beneficial Ownership Reporting Compliance” and “Election of Directors” and “Audit Committee” in the Bank’s Proxy Statement for the 2007 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference.

Code of Ethics. The Bank has adopted a Code of Ethics for the Bank’s chief executive officer and principal financial and accounting officers. Printed copies of the Code of Ethics are available without charge to any shareholder upon written request addressed to R. Scott Horner, Secretary, Sterling Bank, 3100 Route 38, Mount Laurel, New Jersey 08054. Any amendments to the Code of Ethics, or any waivers of the Code of Ethics, will be disclosed promptly on a Current Report on Form 8-K filed with the Federal Reserve Board or by any other means approved by the Federal Reserve Board.

Item 10. Director and Executive Officer Compensation.

The information contained in the section captioned “Director and Executive Officer Compensation” in the Proxy Statement is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)    Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the first chart in the section captioned “Security Ownership of Directors and Executive Officers and Certain Beneficial Owners” in the Proxy Statement.

(b)    Security Ownership of Management

Information required by this item is incorporated herein by reference to the first chart in the section captioned “Security Ownership of Directors and Executive Officers and Certain Beneficial Owners” in the Proxy Statement.

(c)	Changes in Control

Management of the Registrant knows of no arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

(d)    Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of shares of Common Stock to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of shares of Common Stock remaining available for future issuance under equity compensation plans (excluding options reflected in column (a)) (c)
Equity compensation plans approved by shareholders	436,414	$8.94	72,503
Equity compensation plans not approved by shareholders	not applicable	not applicable	not applicable
Total	436,414	$8.94	72,503

Item 12. Certain Relationships and Related Transactions.

The information is incorporated herein by reference to the section captioned “Certain Transactions” in the Proxy Statement.

Item 13. Exhibits.

(a) Listed below are all financial statements and exhibits filed as part of this Report.

1.
The statements of financial condition of Sterling Bank as of December 31, 2006 and 2005 and the related statements of operations, shareholders' equity and cash flows for the years ended December 31, 2006 and 2005 together with the related notes.

2. Schedules omitted as they are not applicable.

3.	The following exhibits are included in this Report or incorporated herein by reference:

(a) List of Exhibits:

2.1	Plan of Acquisition, dated April 26, 2006 by and between Sterling Bank and Sterling Banks, Inc. (a)
2.2	Agreement and Plan of Merger, dated June 23, 2006, by and among Sterling Banks, Inc., Sterling Bank, and Farnsworth Bancorp, Inc. (b)
3.1	Certificate of Incorporation of Sterling Bank (c)
3.2	Bylaws of Sterling Bank, as amended (c)
3.3	Certificate of Incorporation of Sterling Banks, Inc. (d)
3.4	Bylaws of Sterling Banks, Inc. (e)
4.1	Specimen certificate for shares of common stock of Sterling Bank (c)
10.1	1994 Employee Stock Option Plan (f)
10.2	1998 Employee Stock Option Plan (f)
10.3	2003 Employee Stock Option Plan (f)

10.4	Employment agreement dated January 26, 2006 between the Bank and Robert H. King (g), (h)
10.5	Letter agreement dated January 15, 1998 between the Bank and R. Scott Horner (c), (h)
10.6	Letter agreement dated January 15, 1998 between the Bank and John Herninko (c), (h)
10.7	Letter agreement dated January 15, 1998 between the Bank and Theresa S. “Sherri” Valentino Congdon (c), (h)
10.8	Lease dated as of April 3, 1990, as amended, for headquarters facility in Mount Laurel, New Jersey (f)
13.1	Portions of the Bank’s Annual Report to Shareholders for the fiscal year ended December 31, 2006
23.1	Consent of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm
31.1	CEO Certification required under Section 302 of Sarbanes - Oxley Act of 2002
31.2	CFO Certification required under Section 302 of Sarbanes - Oxley Act of 2002
32.1	CEO Certification required under Section 906 of Sarbanes - Oxley Act of 2002
32.2	CFO Certification required under Section 906 of Sarbanes - Oxley Act of 2002

            ______________________
(a)	Incorporated by reference to Exhibit 2.1 of Sterling Banks, Inc.; Registration Statement on Form S-4 (File no. 333-133649).
(b)	Incorporated by reference to Exhibit 2.2 of Sterling Banks, Inc.; Registration Statement on Form S-4 (File no. 333-133649).
(c)	Incorporated by reference to the Bank’s Registration Statement on Form 10-SB, as amended by Amendment No. 1, dated August 13, 2003.
(d)	Incorporated by reference to Exhibit 3.1 of Sterling Banks, Inc.; Registration Statement on Form S-4 (File no. 333-133649).
(e)	Incorporated by reference to Exhibit 3.4 of Sterling Banks, Inc.; Registration Statement on Form S-4 (File no. 333-133649).
(f)	Incorporated by reference to the Bank’s Annual Report on Form 10-KSB for the year ended December 31, 2003.
(g)	Incorporated by reference to the Bank’s Current Report on Form 8-K dated January 25, 2006.
(h)	Management contract or compensatory plan or arrangement.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to the section captioned “Independent Auditors” in the Proxy Statement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING BANKS, INC.

By: /s/ Robert H. King
Robert H. King
President and Chief Executive Officer
Date: March 29, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2007.

/s/ Robert H. King	/s/ Benjamin D. Goldman
Robert H. King	Benjamin D. Goldman
President, Chief Executive Officer	Director
and Director
(Principal Executive Officer)	/s/ James L. Kaltenbach, M.D.
James L. Kaltenbach, M.D.
/s/ R. Scott Horner	Director
R. Scott Horner
Executive Vice President, Chief	/s/ G. Edward Koenig, Jr.
Financial Officer and Director	G. Edward Koenig, Jr.
(Principal Financial Officer)	Director

/s/ Dale F. Braun, Jr.	/s/ John J. Maley, Jr.
Dale F. Braun, Jr.	John J. Maley, Jr.
Senior Vice President and Controller	Director
(Principal Accounting Officer)
/s/ Luis G. Rogers
/s/ A. Theodore Eckenhoff	Luis G. Rogers
A. Theodore Eckenhoff	Director
Chairman
/s/ Ronald P. Sandmeyer
__________________	Ronald P. Sandmeyer
Howard E. Needleman	Director
Vice Chairman
/s/ Jeffery P. Taylor, P.E.
_________________	Jeffrey P. Taylor, P.E.
S. David Brandt, Esq.	Director
Director
/s/ James Yoh, Ph.D
/s/ Jeffrey Dubrow	James Yoh, PhD.
Jeffrey Dubrow	Director
Director