Form 10KSB/A
period 2006-12-31
Sterling Banks, Inc.
filed 2007-04-30
CIK 1358697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________
FORM 10-KSB/A

Amendment No. 1
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

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format (check one):    YES ___      NO X

EXPLANATORY NOTE

Sterling Banks, Inc. (the “Company”) is filing this Amendment No.1 on Form 10-KSB/A (the “Amendment”) for the purpose of including the information required in Items 9 through 14 of Part III of Form 10-KSB because the Company’s definitive proxy statement involving director elections will not be filed before April 30, 2007 (i.e. within 120 days after the end of the fiscal year covered by Form 10-KSB). The Company’s Form 10-KSB filing for the fiscal year ended December 31, 2006, was filed with the U.S. Securities and Exchange Commission on March 29, 2007 (the “Original Filing”). As explained in more detail in the Original Filing, the Company became the holding company for Sterling Bank (the “Bank”) on March 16, 2007. Information for periods prior to that date relates to the Bank.

No other information in the Original Filing is hereby amended. This Amendment continues to describe the conditions as of the date of the Original Filing, and accordingly, the Company has not updated the disclosures contained herein to reflect events that occurred at a later date.

As required, the Company’s principal executive officer and principal financial officer are providing updated as exhibits updated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 in connection with the filing of this Amendment.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Biographical Information

The principal occupation of and certain other information about, each of our directors and executive officers is set forth below.

Directors

S. David Brandt, 72, an attorney, has been a partner at the law firm of Ballard Spahr Andrews & Ingersoll, LLP in Voorhees, New Jersey, since 2002. From 1971 until 2001, Mr. Brandt was a partner at the law firm of Brandt, Haughey in Moorestown, New Jersey. Mr. Brandt has been a member of the Bank’s Board of Directors since 1990 and a member of the Company’s Board of Directors since February 2006.

Jeffrey Dubrow, 46, has been President of Duco Corporation, a custom builder and developer, since 1983 and, since 1990, Mr. Dubrow has been the managing partner of Sibo Partners, an investment company, each of which is located in Moorestown, New Jersey. Since 2001, Mr. Dubrow has been owner of Duco Holdings LLC and since 2003 he has been owner of Mansfield Land Investment Corporation. Mr. Dubrow was the President of CPB Inc., an architectural millwork company located in Winslow, New Jersey, from 1995 until its sale in 2002. Mr. Dubrow has been a member of the Bank’s Board of Directors since 1990 and a member of the Company’s Board of Directors since February 2006.

A. Theodore Eckenhoff, 69, has been self-employed as a farmer since 2002. From 1982 until 2002, Mr. Eckenhoff was President and Chief Executive Officer of Eckenhoff Buick in Cherry Hill, New Jersey. Mr. Eckenhoff has been a member of the Bank’s Board of Directors since 1990 and a member of the Company’s Board of Directors since February 2006.

Benjamin D. Goldman, 60, has served as Vice-Chairman of the Board of Directors of Orleans Homebuilders, Inc. since 1998. From May 1992 until April 1998, Mr. Goldman served as President and Chief Operating Officer of Orleans Homebuilders, Inc. Mr. Goldman has been a member of the Bank’s Board of Directors since 2002 and a member of the Company’s Board of Directors since February 2006.

R. Scott Horner, 56, has been Executive Vice President and Chief Financial Officer of the Bank since 1997, and Executive Vice President and Chief Financial Officer of the Company since 2006. Mr. Horner has served as a member of the Board of Directors of the Bank since 1998 and as a member of the Company’s Board of Directors since February 2006.

James L. Kaltenbach, M.D., 64, is a physician and has been a principal of South Jersey Pediatric Associates since January 1982, a member of the Board of Directors of the Bank since 1992 and a member of the Company’s Board of Directors since February 2006.

Robert H. King, 59, has served as the President and Chief Executive Officer of the Bank since 1993, and President and Chief Executive Officer of the Company since 2006. Mr. King has been a member of the Board of Directors of the Bank since 1993 and a member of the Company’s Board of Directors since February 2006.

G. Edward Koenig, Jr., 65, is a licensed real estate sales agent for Falconer & Bell Realtors. Prior to that, he was president of E. J. Koenig Inc., a fuel service petroleum products company and a heating and air conditioning equipment sales, installation and service business. Mr. Koenig has been a member of the Board of Directors of the Bank and the Company since March 2007.

John J. Maley, Jr., 58, is the owner of John J. Maley, Jr. CPA/RMA accounting practice in Bordentown City formed in 1985. Mr. Maley is also a licensed public school accountant and certified municipal finance officer. Mr. Maley has been a member of the Board of Directors of the Bank and the Company since March 2007.

Howard E. Needleman, 66, has been President of Needleman Management Company, a real estate management company in Cherry Hill, New Jersey, since 1984. Mr. Needleman has been a member of the Bank’s Board of Directors since 1990 and member of the Company’s Board of Directors since February 2006.

Luis G. Rogers, 64, has been President of Lease Group Resources in Mt. Holly, New Jersey since 1986. Mr. Rogers has been a member of the Bank’s Board of Directors since 2001 and a member of the Company’s Board of Directors since February 2006.

Ronald P. Sandmeyer, 77, has served as Chairman of the Board of Sandmeyer Steel Company in Philadelphia, Pennsylvania since 1998, has been a director of the Bank’s Board of Directors since 1990 and a member of the Company’s Board of Directors since February 2006.

Jeffrey P. Taylor, 55, has served as City Engineer/Director, City of Burlington, New Jersey since February of 2005. From 1997 until January 2005, Mr. Taylor served as President of Environmental Resolutions, Inc., an engineering consulting firm in Mount Laurel, New Jersey. Mr. Taylor has been a member of the Bank’s Board of Directors since 1990 and a member of the Company’s Board of Directors since February 2006.

James W. Yoh, PhD., 60, has been President and Chief Executive Officer of Galaxy Technology LLC since June 2004. From 1988 until July 2005, Mr. Yoh also served as President and Chief Executive Officer of Galaxy Scientific Corporation. Dr. Yoh has been a member of the Bank’s Board of Directors since 2001 and a member of the Company’s Board of Directors since February 2006.

Executive Officers (who are not also directors)

Dale F. Braun, Jr., 43, has been a Senior Vice President of the Bank since 2006 and the Bank’s Controller since 1998. From 1993 until 1998, Mr. Braun served as the Bank’s Accounting Manager.

John Herninko, 58, has been a Senior Vice President of the Bank since 1997 and the Bank’s Senior Loan Officer since 1995. From 1994 until 1995, Mr. Herninko served as a Vice President in the Bank’s commercial lending area.

Kimberly A. Johnson, 43, has been a Senior Vice President of the Bank since 2006 and has served as the Bank’s Administrative Officer since 1998. From 1992 until 1998, Ms. Johnson served as one of the Bank’s managers, concentrating in both retail banking and consumer lending areas.

Theresa S. Valentino Congdon, 49, has been a Senior Vice President and Senior Retail Officer of the Bank since 2001. From 1990 to 2001, Ms. Valentino Congdon served as one of the Bank’s Vice Presidents, concentrating in both the commercial and consumer lending areas.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires the Company’s (or, prior to March 16, 2007, the Bank’s) executive officers and directors, and persons who own more than ten percent of the Common Stock (collectively, “Reporting Persons”), to file reports of ownership and changes in ownership of the Common Stock with the Securities and Exchange Commission and to provide copies of those reports to the Company. The Company is not aware of any person who presently is the beneficial owner, as defined under Section 16(a), of more than ten percent of its Common Stock. Based solely upon a review of the copies of such forms received by the Company (or, prior to March 16, 2007, the Bank) or written representations from Reporting Persons, the Company believes that, with respect to fiscal 2006, all Reporting Persons complied with all applicable filing requirements under Section 16(a).

Audit Committee. The Audit Committee presently consists of Directors Taylor (Chair), Eckenhoff, Kaltenbach, Sandmeyer, and Yoh. Each member is an “independent director” and satisfies the additional requirements of independence of Audit Committee members as defined by the rules of the Nasdaq Stock Market.

Financial Expert. Our Board of Directors has determined that the Company does not have an “audit committee financial expert” (as defined in regulations adopted under the Securities Exchange Act of 1934) serving on the Audit Committee. However, the Board believes that the members of the Audit Committee collectively possess all of the attributes of an audit committee financial expert. The Board also believes that the substantial financial and business experience and knowledge of the members of the Audit Committee are sufficient to enable the Audit Committee to properly perform all of its duties and responsibilities.

Code of Ethics. The Company has adopted a Code of Ethics for the Company’s chief executive officer and principal financial and accounting officers. Printed copies of the Code of Ethics are available without charge to any shareholder upon written request addressed to R. Scott Horner, Secretary, Sterling Banks, Inc., 3100 Route 38, Mount Laurel, New Jersey 08054. Any amendments to the Code of Ethics, or any waivers of the Code of Ethics, will be disclosed promptly on a Current Report on Form 8-K filed with the Securities and Exchange Commission or by any means approved by the Securities and Exchange Commission.

Item 10. Director and Executive Officer Compensation.

Executive Compensation

The following tables set forth certain information regarding our President and Chief Executive Officer and our two most highly-compensated executive officers who were serving as such as of the fiscal years ended December 31, 2006 and 2005 (the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All other Compensation	Total
Robert H. King, President and Chief Executive Officer	2006	$ 205,428	$ 39,500	$ ―	$ ―	$ ―	$ ―	$ 4,673 (4)	$ 249,601
R. Scott Horner, Executive Vice President and Chief Financial Officer	2006	$ 126,066	$ 28,788	$ ―	$ 2,442 (2)	$ ―	$ ―	$ 3,903 (4)	$ 161,199
John Herninko, Senior Vice President and Senior Loan Officer	2006	$ 126,806	$ 28,109	$ ―	$ 2, 475 (3)	$ ―	$ ―	$ 24,169 (5)	$ 181,559

(1)
Represents share-based compensation expense incurred for the year ended December 31, 2006, in accordance with Statement of Financial Accounting Standard (“SFAS”) 123(R), Share- Based Payment. The amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions related to the calculation of the valuation, see Footnote 1 to the Financial Statements for the fiscal year ended December 31, 2006, included in the Company’s Annual Report on Form 10-KSB captioned “Stock Based Employee Compensation”.

(2)	8,682 options are exercisable at $ 11.44 and expire on 3/28/16.

(3)	8,799 options are exercisable at $ 11.44 and expire on 3/28/16.

(4)	Represents employer contributions to the Company’s 401(k) plan.

(5)	$20,198 represents gross profit on the sale of stock held less than one year and the remaining $3,971 represents employer contributions to the Company’s 401(k) plan.

Narrative Disclosure to Summary Compensation Table

The executive compensation policies of the Company are designed to foster the complementary objectives of attracting and retaining quality executive leadership and maximizing shareholder growth. Base salary is a critical element of executive compensation because it provides our executive officers with a base level of bi-weekly income. In 2003, the Bank's Personnel Committee compiled and analyzed an extensive sample of executive compensation pay levels for 69 banks in the Mid-Atlantic region with assets between $250 million and $500 million and determined midpoints that serve as salary caps for the Bank (and now the Company's) executives. Base compensation is set annually within these midpoints based upon internal factors involving the individual executive’s experience, past performance, job scope and complexity and external factors involving general economic conditions and overall corporate performance. The Company also grants stock options under its Employee Stock Option Plans and cash incentives under its Incentive Compensation Plan in an effort link compensation to the Company’s long-term growth and to provide executives with an incentive to achieve and surpass targeted performance goals. The annual short term incentive opportunities available under the Incentive Compensation Plan reward executive and senior officers for the achievement of the Company and for individual performance objectives. The

Employee Stock Option Plans provides equity-incentives that create a long-term link between the compensation provided to executive officers with gains realized by shareholders.

Employment/Change-in-Control Agreements

The Bank has entered into an employment agreement with Mr. King effective January 25, 2006, for a term of three years (“Term of Employment’) and extending daily until Mr. King reaches the age of 65. The agreement provides for salary and benefits to be paid to Mr. King for services rendered as President and Chief Executive Officer. Mr. King’s current salary is $205,428 and he also receives discretionary bonuses. The Bank may terminate Mr. King’s employment without Cause (as defined in the Agreement), or Mr. King may terminate his employment with Good Reason (as defined in the Agreement) with 30 days written notice by either party. If the Bank terminates Mr. King’s employment without Cause or if Mr. King terminates his employment with Good Reason, the Company shall pay Mr. King an amount equal to three times his highest annualized base salary during the Term of Employment plus an average of the annual bonuses paid to him during the three years preceding the year of termination. This amount shall be paid over a three period in 36 equal monthly installments. In addition, Mr. King shall receive a continuation of any welfare benefits he would be participating in at the time of termination for a period of three years. The above payments of salary, bonus and continuation of benefits also apply in the event of a “change in control”, except that Mr. King has 180 days from that event occurring to terminate his employment. If a “change in control” as defined in Mr. King’s employment agreement were to have occurred on December 31, 2006, Mr. King would have been entitled to receive approximately $956,000 in the aggregate, plus continuation of his welfare benefits he was receiving from the Bank, if his employment had been terminated without Cause or if he terminated it with Good Reason.

The Bank has employed R. Scott Horner as its Executive Vice President and Chief Financial Officer since 1997. Mr. Horner does not have an employment contract with the Bank and is an “at will” employee. His current salary is $126,066, he participates in the Incentive Compensation Plan and he may discretionary bonuses.

The Bank has employed John Herninko as its Senior Loan Officer since 1995 and as a Senior Vice President since 1997. Mr. Horner does not have an employment contract with the Bank and is an “at will” employee. His current salary is $126,806, he participates in the Incentive Compensation Plan and he may discretionary bonuses.

The Bank has entered into change-in-control agreements with Mr. Horner and Mr. Herninko which provides for their employment for a term of 18 months (“Term of Employment”) from the date of any change in control at their then base salary and with benefits at least comparable to those received by them prior to the change in control. This agreement also provides that within 30 days of any change in control, they may elect to terminate their employment, but shall be entitled to receive 66% of their base salary and the same benefits for the balance of the Term of Employment. If they should die during the Term of Employment following any such termination, the Bank shall pay to his executors, administrators or personal representatives a lump sum in cash equal to the aggregate amount of the remaining salary payments for the Term of Employment. A “change in control” is defined in the agreement to mean a consolidation or merger of the Bank, in which the Bank is not the continuing or surviving entity; any sale, lease, exchange or other transfer of substantially all of the Bank’s assets; or any person or group (not including present members of the Board of Directors) becoming the beneficial owner of 25% or more of the Bank’s outstanding voting securities. If a “change in control” were to have occurred on March 31, 2007 and Mr. Horner and Mr. Herninko had each elected to terminate their employment with the Bank, they would have been entitled to received approximately $124,000 and $124,000, respectively, under these agreements, plus a continuation of their existing benefits as noted.

Incentive Compensation Plan

In 2004, the Bank adopted an incentive compensation plan for selected executives of the Bank. Each executive officer and some other senior officers participate in the incentive plan. Awards under the incentive plan are based on a series of criteria which are established annually by the Board of Directors. Awards are, however, subject to the discretion of the Board of Directors. The maximum cash incentive that any named executive officer may receive under the incentive plan is 30 percent of the individual's annual salary. The performance goals consist of targets for growth in total deposits; growth of pre-taxed income; and a qualitative assessment of the individual's contributions during the annual period of the review. Each assessment area is weighted as 33% of the formula. The annual assessments are completed during the first quarter of the year and considers the progress of the Bank and the individual during the previous annual period. In 2006, the Personnel Committee of the Board of Directors, consisting of independent directors, was responsible to the Board for administration of the program. Beginning in March 2007, the Company’s Compensation Committee is responsible for administration of the program. The established criteria includes limiting factors which would preclude awards during a specific period. Included among the limiting factors would be if the overall CAMELS rating of the Bank falls below designated acceptable levels, or if pre-tax income declines from the prior year. In such cases, no incentive will be paid to the participants, and the program would be suspended until a return to acceptable operating levels developed. An additional limiting factor would be if the capital to asset ratio falls below 6%, then the growth goal component of the incentive compensation formula will not have been satisfied. All awards under the incentive plan are paid in cash in a lump sum payment.

Employees Stock Option Plans

As a part of the Reorganization of the Bank, the Company adopted and assumed the Bank’s 1994 Employee Stock Option Plan, 1998 Employee Stock Option Plan, and 2003 Employee Stock Option Plan (collectively, the “Employee Option Plans”). The Employee Option Plans were adopted by the Company to provide full-time officers and employees with an added incentive to perform at a high level and encourage the employee’s continued employment at the Bank by increasing their proprietary interest in the success of the Company and the Bank. Options to purchase up to 449, 819 shares of our common stock may be granted under the Employee Option Plans. A total of 333,328 shares have been reserved for issuance under options outstanding as of March 31, 2007. Persons eligible to receive options under the Employee Option Plans are the management employees of the Bank, but excludes persons who may own 10% or more of the outstanding common stock at the time of the grant. As of March 31, 2007, approximately 30 officers and employees the Company and the Bank were eligible to hold options to purchase under the Employee Option Plans. The Employee Option Plans contemplate the grant of incentive stock options.

The individual awards of stock options made to the Named Executive Officers during 2005 and 2006 were determined by the Board of Directors based on the recommendation of the Option Committee. In making the recommendation, the Option Committee considered the total number of options to be granted and the profitability of the Bank and the Company as well as the level of individual performance and contribution to the Company of each of the Named Executive Officers.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unvested options, unexercised options, and equity incentive plan awards for each of our Named Executive Officers as of December 31, 2006.

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested
Robert H. King (1)	25,857	-	-	$8.17	05/01/08	-	-	-	-
	1,376	-	-	6.80	03/25/13	-	-	-	-
	57,881	-	-	8.64	04/26/14	-	-	-	-
	22,050	-	-	9.14	03/22/15	-	-	-	-
R. Scott Horner (2)	7,757	-	-	6.66	04/29/07	-	-	-	-
	4,221	-	-	9.24	11/24/08	-	-	-	-
	4,020	-	-	8.58	11/23/09	-	-	-	-
	3,829	-	-	7.20	12/01/10	-	-	-	-
	1,376	-	-	6.80	03/25/13	-	-	-	-
	4,631	-	-	8.04	11/25/13	-	-	-	-
	8,269	-	-	9.52	11/23/14	-	-	-	-
	2,756	-	-	9.14	03/22/15	-	-	-	-
	-	8,682	-	11.44	03/28/16	-	-	-	-
John Herninko (3)	4,211		-	9.24	11/24/08	-	-	-	-
	4,020		-	8.58	11/23/09	-	-	-	-
	3,829		-	7.20	12/01/10	-	-	-	-
	1,376		-	6.80	03/25/13	-	-	-	-
	4,631		-	8.04	11/25/13	-	-	-	-
	8,269		-	9.52	11/23/14	-	-	-	-
	2,756		-	9.14	03/22/15	-	-	-	-
	-	8,799	-	11.44	03/28/16	-	-	-	-

(1) All unexercised options granted to Mr. King vested as of 12/31/05.

(2) All unexercised options granted to Mr. Horner vested as of 12/31/05, except last award of 8,682, which vest as follow:

01/01/07 = 868

01/01/08 = 868

01/01/09 = 868

01/01/10 = 868

01/01/11 = 869

01/01/12 = 868

01/01/13 = 868

01/01/14 = 868

01/01/15 = 868

01/01/16 = 869

(3) All options granted to Mr. Herninko vested as of 12/31/05, except last award of 8,799, which vest as follow:

01/01/07 = 879

01/01/08 = 880

01/01/09 = 880

01/01/10 = 880

01/01/11 = 880

01/01/12 = 880

01/01/13 = 880

01/01/14 = 880

01/01/15 = 880

01/01/16 = 880

Director Compensation

The following table sets forth the compensation paid to our directors for the fiscal year ended December 31, 2006.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
S. David Brandt, Esq.	$ 11,100	―	―	―	―	―	$ 11,100
Jeffrey Dubrow	$ 11,200	―	―	―	―	―	$ 11,200
A. Theodore Eckenhoff	$ 20,800	―	―	―	―	―	$ 20,800
Benjamin Goldman	$ 9,750	―	―	―	―	―	$ 9,750
James L. Kaltenbach	$ 17,550	―	―	―	―	―	$ 17,550
Howard E. Needleman	$ 13,550	―	―	―	―	―	$ 13,550
Luis G. Rogers	$ 17,400	―	―	―	―	―	$ 17,400
Roger P. Sandmeyer	$ 19,850	―	―	―	―	―	$ 19,850
Jeffrey P. Taylor	$ 17,800	―	―	―	―	―	$ 17,800
James W. Yoh, Ph.D.	$ 14,500	―	―	―	―	―	$ 14,500

Compensation Arrangements

For each regular meeting of the Board of Directors attended in person, each member will receive $500. Members of the committees of the Board of Directors receive $400 for attendance at each committee meeting. In addition, a quarterly retainer is paid to each Director as follow: the Board Chairman and the Audit Committee Chairman each receive $1,250; Audit Committee Members each receive $1,000; and all other Directors each receive $750.

Directors’ fees are not paid to any Director who is also an employee of the Company. Directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors and committees of the Board. No other compensation was paid to Directors in 2006.

Directors Stock Option Plan

As a part of the Reorganization of the Bank, the Company adopted and assumed the Bank’s 1998 Director Stock Option Plan (the “Director Option Plan”). The Director Option Plan was adopted to provide non-employee directors of the Bank an incentive to contribute to the growth and prosperity of the Bank and to assist the Bank in attracting and retaining directors through a grant of common stock. No new options were granted in 2006 to the 10 outside directors.

The aggregate number of shares which may be issued pursuant to the exercise of options granted under the Director Option Plan is 59,098. A total of 59,086 shares have been reserved for issuance under options outstanding as of March 31, 2007. The Plan is administered by the Option Committee. As of

March 31, 2007, approximately 12 directors of the Company were eligible to hold options under the Director Option Plan.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of March 31, 2007, with respect to the beneficial ownership of shares of Common Stock by (i) each shareholder known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of Common Stock; (ii) each of our directors; (iii) each executive officer named in the Summary Compensation Table appearing below under “Director and Executive Officer Compensation”; and (iv) all executive officers and directors as a group. Except as indicated in the footnotes to the table, the persons and entities named in the table have sole voting and investment power with respect to all shares of common stock which they respectively own beneficially.

The address of each person who is one of our executive officers or directors is 3100 Route 38, Mt. Laurel, New Jersey 08054.

	Number of Shares Beneficially Owned (1)	Percent of Company Common Stock
Certain Beneficial Owners:
Jeffrey P. Orleans (2)	386,517	6.96%
Wellington Management Company, LLP (3)	294,138	5.29%

Directors and Executive Officers:
S. David Brandt, Esq. (4)	29,745	*
Dale F. Braun, Jr. (5)	22,351	*
Jeffrey Dubrow (6)	24,304	*
A. Theodore Eckenhoff (7)	81,474	1.46%
Benjamin D. Goldman (8)	94,526	1.70%
John Herninko (9)	34,347	*
R. Scott Horner (10)	62,188	1.11%
Kimberly A. Johnson (11)	27,037	*
James L. Kaltenbach, M.D. (12)	40,399	*
Robert H. King (13)	148,647	2.62%
G. Edward Koenig, Jr. (14)	19,470	*
John J. Maley, Jr.	15,398	*
Howard E. Needleman (15)	104,752	1.88%

Luis G. Rogers (16)	17,533	*
Ronald P. Sandmeyer (17)	129,411	2.33%
Jeffrey P. Taylor (18)	121,571	2.19%
Theresa S. Valentino Congdon (19)	24,194	*
James W. Yoh, PhD. (20)	10,415	*
All Directors and Executive Officers of the Company as a Group (18 persons) (21) _______________ * ―less than one percent	1,011,106	17.30%

(1)
Beneficial ownership is based on 5,555,788 outstanding shares of common stock as of March 31, 2007. The securities “beneficially owned” by an individual are determined in accordance with the regulations of the Securities and Exchange Commission and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of the individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power. A person is also deemed to beneficially own shares of common stock which such person does not own but has the right to acquire presently or within the next 60 days.

(2)
Based solely on information provided to us by the named beneficial owner, Jeffrey P. Orleans, One Greenwood Square, 3333 Street Road, Bensalem, Pennsylvania 19020. Mr. Orleans owns 278,998 shares directly and has voting and investment power over (i) 42,470 shares owned by Orleans Investment Land Associates, LP, a limited partnership of which Mr. Orleans owns 100% of the corporate general partner, and (ii) 65,049 shares owned by 16A Associates, LP, a limited partnership of which Mr. Orleans owns 100% of the corporate general partner. Mr. Orleans is the Chairman and Chief Executive Officer of Orleans Homebuilders, Inc., a company of which Benjamin D. Goldman serves as the Vice-Chairman of the Board. Mr. Orleans disclaims beneficial ownership of shares that Mr. Goldman beneficially owns.

(3)
Information provided by Schedule 13G under the Securities Exchange Act of 1934 filed by the named beneficial owner, Wellington Management Company, LLP, 75 State Street, Boston, MA 02109 in its capacity as investment advisor, are owned of record by clients of Wellington Management. Wellington Management has shared power to vote on 213,987 shares and shared power to dispose of all 294,138 shares.

(4)	Includes 4,051 shares held by Mr. Brandt’s wife, 2,647 shares held by Mr. Brandt in an Individual Retirement Account and an option to purchase 6,566 shares.

(5)	Includes 2,951 shares held jointly with Mr. Braun’s wife and an option to purchase 19,400 shares.

(6)	Includes 772 shares held by Mr. Dubrow as custodian for his child, 1,456 shares held in an Individual Retirement Account and an option to purchase 6,566 shares.

(7)	Includes 7,096 shares held by Mr. Eckenhoff’s wife, 7,751 shares held in an Individual Retirement account, and an option to purchase 6,566 shares.

(8)
Includes an option to purchase 2,186 shares. Mr. Goldman serves as the Vice-Chairman of the Board of Orleans Homebuilders, Inc., a company of which Jeffrey P. Orleans is the Chairman and Chief Executive Officer. Mr. Goldman disclaims beneficial ownership of shares that Mr. Orleans beneficially owns.

(9)	Includes 3,104 shares held jointly with Mr. Herninko’s wife,1,263 shares held in an Individual Retirement Account and an option to purchase 29,981 shares.

(10)	Includes 19,489 shares held jointly with Mr. Horner’s wife, 4,972 shares held in an Individual Retirement Account and an option to purchase 37,727 shares.

(11)	Includes 7,308 shares held jointly with Ms. Johnson’s husband and an option to purchase 19,729 shares.

(12)	Includes 33,154 shares held in an Individual Retirement Account, 680 shares held by Dr. Kaltenbach’s wife, and an option to purchase 6,566 shares.

(13)	Includes 41,483 shares held jointly with Mr. King’s wife and an option to purchase 107,164 shares.

(14)	Includes 2,721 shares held in an Individual Retirement Account, 1,701 shares held by Mr. Koenig’s wife, and 10,886 shares held in Mr. Koenig’s wife’s Individual Retirement Account.

(15)
Includes 2,712 shares held by Mr. Needleman’s wife, 16,202 shares held in an Individual Retirement Account, 2,315 shares held by Needleman & Co. in an Individual Retirement Account in which Mr. Needleman has voting and investment power, and an option to purchase 6,566 shares.

(16)	Includes 150 shares held by Justice for All People, a nonprofit organization of which Mr. Rogers is the executive director, and an option to purchase 2,186 shares.

(17)	Includes 31,080 shares held by Mr. Sandmeyer’s wife as custodian for their grandchildren, 41,350 shares held jointly with his wife and an option to purchase 6,566 shares.

(18)
Includes 49,176 shares held by Mr. Taylor’s wife, 347 shares held by Mr. Taylor’s wife as custodian for their son, 11,083 held in an Individual Retirement Account, and an option to purchase 6,566 shares.

(19)	Includes 705 shares held as custodian for Ms Valentino Congdon’s son and an option to purchase 23,730 shares.

(20)	Includes an option to purchase 2,186 shares.

(21)	Includes 290,252 shares subject to options.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of shares of Common Stock to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of shares of Common Stock remaining available for future issuance under equity compensation plans (excluding options reflected in column (a)) (c)
Equity compensation plans approved by shareholders	436,414	$8.94	72,503
Equity compensation plans not approved by shareholders	not applicable	not applicable	not applicable
Total	436,414	$8.94	72,503

Item 12. Certain Relationships and Related Transactions.

Financial Products and Services. We have had, and expect in the future to have, banking transactions with our directors and executive officers (and their associates). These transactions include deposit accounts, trust relationships and loans in the ordinary course of business. All loans and commitments to lend made by us to such persons (i) were made in the ordinary course of business, (ii) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and (iii) did not involve more than the normal risk of collectibility or present other unfavorable features.

As of December 31, 2006, we had total loans and loan commitments outstanding to directors and their affiliates of approximately $7.0 million and no loans outstanding to executive officers.

We believe that such transactions were on terms at least as favorable to us as we would have received in transactions with an unrelated party.

Other Transactions. Mr. Brandt, a director and shareholder in the company is a partner at the law firm of Ballard Spahr Andrews and Ingersoll LLP. Ballard Spahr has provided the Bank with legal services in for several years. In 2006, the Bank paid Ballard Spahr $ 29,843 in fees for such services.

Item 13. Exhibits.

(a) The financial statements listed below are included in the Original Filing:

1.
The statements of financial condition of Sterling Bank as of December 31, 2006 and 2005 and the related statements of operations, shareholders' equity and cash flows for the years ended December 31, 2006 and 2005 together with the related notes.

2.	Schedules omitted as they are not applicable.

3.	The following exhibits are included in this amended Report or incorporated herein by reference:

List of Exhibits:

2.1	Plan of Acquisition, dated April 26, 2006 by and between Sterling Bank and Sterling Banks, Inc. (a)
2.2	Agreement and Plan of Merger, dated June 23, 2006, by and among Sterling Banks, Inc., Sterling Bank, and Farnsworth Bancorp, Inc. (b)
3.1	Certificate of Incorporation of Sterling Banks, Inc. (d)
3.2	Bylaws of Sterling Banks, Inc. (e)
10.1	1994 Employee Stock Option Plan (f)
10.2	1998 Employee Stock Option Plan (f)
10.3	1998 Director Stock Option Plan (f)
10.4	2003 Employee Stock Option Plan (f)
10.5	Employment agreement dated January 26, 2006 between the Bank and Robert H. King (g), (h)
10.6	Letter agreement dated January 15, 1998 between the Bank and R. Scott Horner (c), (h)
10.7	Letter agreement dated January 15, 1998 between the Bank and John Herninko (c), (h)
10.8	Letter agreement dated January 15, 1998 between the Bank and Theresa S. “Sherri” Valentino Congdon (c), (h)

10.9	Lease dated as of April 3, 1990, as amended, for headquarters facility in Mount Laurel, New Jersey (f)
13.1	Portions of the Bank’s Annual Report to Shareholders for the fiscal year ended December 31, 2006 (i)
23.1	Consent of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm (i)
31.1	CEO Certification required under Section 302 of Sarbanes - Oxley Act of 2002
31.2	CFO Certification required under Section 302 of Sarbanes - Oxley Act of 2002
32.1	CEO Certification required under Section 906 of Sarbanes - Oxley Act of 2002 (i)
32.2	CFO Certification required under Section 906 of Sarbanes - Oxley Act of 2002 (i)

(a)	Incorporated by reference to Exhibit 2.1 of Sterling Banks, Inc.; Registration Statement on Form S-4 (File no. 333-133649).
(b)	Incorporated by reference to Exhibit 2.2 of Sterling Banks, Inc.; Registration Statement on Form S-4 (File no. 333-133649).
(c)	Incorporated by reference to the Bank’s Registration Statement on Form 10-SB, as amended by Amendment No. 1, dated August 13, 2003.
(d)	Incorporated by reference to Exhibit 3.1 of Sterling Banks, Inc.; Registration Statement on Form S-4 (File no. 333-133649).
(e)	Incorporated by reference to Exhibit 3.4 of Sterling Banks, Inc.; Registration Statement on Form S-4 (File no. 333-133649).
(f)	Incorporated by reference to the Bank’s Annual Report on Form 10-KSB for the year ended December 31, 2003.
(g)	Incorporated by reference to the Bank’s Current Report on Form 8-K dated January 25, 2006.
(h)	Management contract or compensatory plan or arrangement.
(i)	Previously filed.

Item 14. Principal Accountant Fees and Services.

The Audit Committee of the Board of Directors has selected the firm of McGladrey & Pullen, LLP, independent accountants as auditors of the Company and the Bank to examine and report to shareholders on the financial statements of the Company and the Bank for the fiscal year ending on December 31, 2006. McGladrey & Pullen, LLP (or its predecessor entity), has been the Bank’s independent accountants since the fiscal year ended December 31, 1993. A representative of McGladrey & Pullen, LLP will be present at the Annual Meeting and will be given an opportunity to make a statement. The representative will also be available to respond to appropriate questions from shareholders. The Audit Committee of the Board of Directors has determined that the provision of the services set forth under “Audit Fees” below, is compatible with maintaining the independence of McGladrey & Pullen, LLP with respect to the Bank for the fiscal year ended December 31, 2006.

Audit Fees

The following table presents fees for professional services rendered by McGladrey & Pullen, LLP for the audit of the Company’s and the Bank’s annual financial statements for the fiscal years ended December 31, 2006 and 2005 and fees billed for other services rendered by McGladrey & Pullen, LLP and RSM McGladrey, Inc. (an affiliate of McGladrey & Pullen, LLP) to the Company and the Bank for fiscal years 2006 and 2005:

	2006	2005
Audit fees (a)	$95,000	$83,000
Audit-related fees (b)	84,000	35,000
Tax fees (c)	12,000	12,000
All other fees	12,000	―
_________________________________
(a)
Fees for 2006 and 2005 consist of fees for the audit of the Company’s and the Bank’s annual financial statements and review of financial statements included in the Company’s and the Bank’s quarterly reports.

(b)
Fees for 2006 include review of the Company’s Form S-4 filed with the SEC, audit of the Bank’s 401k Plan and consultation regarding the Company’s proposed acquisition of Farnsworth Bancorp, Inc. Fees for 2005 consist of review of the Bank’s Offering Circular relating to its public offering of shares of Common Stock which closed in May 2005.

(c)	Tax service fees for compliance work, as well as tax planning and tax advice.

(d)	All other fees consist of compliance work performed.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor
The Audit Committee pre-approves all audit and permissible non-audit services provided to the Company by the independent auditor. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted policies and procedures for the pre-approval of services provided by the independent auditor. Such policies and procedures provide that management and the independent auditor shall jointly submit to the Audit Committee a schedule of audit and non-audit services for approval as part of the Annual Plan for each fiscal year. In addition, the policies and procedures provide that the Audit Committee may also pre-approve particular services not in the Annual Plan on a case-by-case basis. Management must provide a detailed description of each proposed service and the projected fees and costs (or a range of such fees and costs) for the service. The policies and procedures require management and the independent auditor to provide quarterly updates to the Audit Committee regarding services rendered to date and services yet to be performed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING BANKS, INC.

By:	/s/ Robert H. King
Robert H. King
President and Chief Executive Officer
Date: April 30, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 30, 2007.

/s/Robert H. King	/s/ Benjamin D. Goldman
Robert H. King	Benjamin D. Goldman
President, Chief Executive Officer	Director
and Director
(Principal Executive Officer)	/s/ James L. Kaltenbach
James L. Kaltenbach, M.D.
/s/ R. Scott Horner	Director
R. Scott Horner
Executive Vice President, Chief	/s/ G. Edward Koenig, Jr.
Financial Officer and Director	G. Edward Koenig, Jr.
(Principal Financial Officer)	Director

/s/ Dale F. Braun, Jr.
Dale F. Braun, Jr.	John J. Maley, Jr.
Senior Vice President and Controller	Director
(Principal Accounting Officer)
/s/ Luis G. Rogers
/s/ A. Theodore Eckenhoff	Luis G. Rogers
A. Theodore Eckenhoff	Director
Chairman
/s/ Ronald Sandmeyer
Ronald P. Sandmeyer
Howard E. Needleman	Director
Vice Chairman
/s/ Jeffrey P. Taylor
/s/ S. David Brandt, Esq	Jeffrey P. Taylor, P.E.
S. David Brandt, Esq	Director
Director

/s/ Jeffrey Dubrow	James Yoh, PhD.
Jeffrey Dubrow	Director
Director

(a)         List of Exhibits:

List of Exhibits:

2.1	Plan of Acquisition, dated April 26, 2006 by and between Sterling Bank and Sterling Banks, Inc. (a)
2.2	Agreement and Plan of Merger, dated June 23, 2006, by and among Sterling Banks, Inc., Sterling Bank, and Farnsworth Bancorp, Inc. (b)
3.1	Certificate of Incorporation of Sterling Banks, Inc. (d)
3.2	Bylaws of Sterling Banks, Inc. (e)
10.1	1994 Employee Stock Option Plan (f)
10.2	1998 Employee Stock Option Plan (f)
10.3	1998 Director Stock Option Plan (f)
10.4	2003 Employee Stock Option Plan (f)
10.5	Employment agreement dated January 26, 2006 between the Bank and Robert H. King (g), (h)
10.6	Letter agreement dated January 15, 1998 between the Bank and R. Scott Horner (c), (h)
10.7	Letter agreement dated January 15, 1998 between the Bank and John Herninko (c), (h)
10.8	Letter agreement dated January 15, 1998 between the Bank and Theresa S. “Sherri” Valentino Congdon (c), (h)
10.9	Lease dated as of April 3, 1990, as amended, for headquarters facility in Mount Laurel, New Jersey (f)
13.1	Portions of the Bank’s Annual Report to Shareholders for the fiscal year ended December 31, 2006 (i)
23.1	Consent of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm (i)
31.1	CEO Certification required under Section 302 of Sarbanes - Oxley Act of 2002
31.2	CFO Certification required under Section 302 of Sarbanes - Oxley Act of 2002
32.1	CEO Certification required under Section 906 of Sarbanes - Oxley Act of 2002 (i)
32.2	CFO Certification required under Section 906 of Sarbanes - Oxley Act of 2002 (i)

(a)	Incorporated by reference to Exhibit 2.1 of Sterling Banks, Inc.; Registration Statement on Form S-4 (File no. 333-133649).
(b)	Incorporated by reference to Exhibit 2.2 of Sterling Banks, Inc.; Registration Statement on Form S-4 (File no. 333-133649).
(c)	Incorporated by reference to the Bank’s Registration Statement on Form 10-SB, as amended by Amendment No. 1, dated August 13, 2003.
(d)	Incorporated by reference to Exhibit 3.1 of Sterling Banks, Inc.; Registration Statement on Form S-4 (File no. 333-133649).
(e)	Incorporated by reference to Exhibit 3.4 of Sterling Banks, Inc.; Registration Statement on Form S-4 (File no. 333-133649).
(f)	Incorporated by reference to the Bank’s Annual Report on Form 10-KSB for the year ended December 31, 2003.
(g)	Incorporated by reference to the Bank’s Current Report on Form 8-K dated January 25, 2006.
(h)	Management contract or compensatory plan or arrangement.
(i)	Previously filed.