Form 10QSB
period 2007-03-31
Sterling Banks, Inc.
filed 2007-05-15
CIK 1358697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20429

Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission File No. 333-133649

STERLING BANKS, INC.
(Exact name of small business issuer as specified in its charter)

New Jersey	20-4647587
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

3100 Route 38, Mount Laurel, New Jersey 08054
(Address of principal executive offices)

856-273-5900
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X         No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):     YES ___         NO X

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: 5,555,886 shares of common stock outstanding as of May 9, 2007.

Transitional Small Business Disclosure Format (check one):     Yes ____         No X

STERLING BANKS, INC.

FORM 10-QSB

FOR THE QUARTER ENDED MARCH 31, 2007

Exhibit 31.1 Certification of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

Part I.  Financial Information

Item 1.  Financial Statements

STERLING BANKS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2007 AND DECEMBER 31, 2006

	March 31, 2007 (unaudited)	December 31, 2006
ASSETS
Cash and cash due from banks	$20,696,000	$16,064,000
Federal funds sold	2,272,000	6,878,000
Cash and cash equivalents	22,968,000	22,942,000

Investment securities held-to-maturity, at cost (fair value of $7,882,000 at March 31, 2007 and $9,087,000 at December 31, 2006)	8,045,000	9,292,000
Investment securities available-for-sale, at fair value	47,325,000	47,526,000
Total investment securities	55,370,000	56,818,000

Restricted stock, at cost	1,407,000	1,436,000

Loans held for sale	443,000	1,618,000

Loans	326,982,000	243,283,000
Less: allowance for loan losses	(2,833,000)	(1,760,000)
Total net loans	324,149,000	241,523,000

Goodwill and other intangible assets (Note 3)	15,190,000	-
Bank premises and equipment, net	9,519,000	6,922,000
Accrued interest receivable and other assets	7,538,000	5,989,000

Total assets	$436,584,000	$337,248,000

See Notes to Consolidated Financial Statements

STERLING BANKS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2007 AND DECEMBER 31, 2006
	March 31, 2007 (unaudited)	December 31, 2006
LIABILITIES Deposits
Noninterest-bearing	$44,825,000	$39,021,000
Interest-bearing	344,221,000	256,269,000
Total deposits	389,046,000	295,290,000

Federal Home Loan Bank advances and overnight borrowings	1,050,000	5,885,000
Accrued interest payable and other accrued liabilities	2,964,000	1,305,000

Total liabilities	393,060,000	302,480,000

COMMITMENTS AND CONTINGENCIES (Note 2)

SHAREHOLDERS' EQUITY
Common stock, $2 par value, 15,000,000 shares authorized; 5,555,886 and 4,783,568 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	11,112,000	9,567,000
Preferred stock, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Additional paid-in capital	30,200,000	22,930,000
Retained earnings	2,738,000	2,931,000
Accumulated other comprehensive loss	(526,000)	(660,000)
Total shareholders' equity	43,524,000	34,768,000
Total liabilities and shareholders' equity	$436,584,000	$337,248,000

See Notes to Consolidated Financial Statements

STERLING BANKS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(Unaudited)

	2007	2006
INTEREST INCOME
Interest and fees on loans	$4,939,000	$4,997,000
Interest and dividends on securities	666,000	610,000
Interest on federal funds sold	36,000	26,000
Total interest and dividend income	5,641,000	5,633,000

INTEREST EXPENSE
Interest on deposits	2,676,000	2,307,000
Interest on Federal Home Loan Bank advances and overnight borrowings	57,000	134,000
Total interest expense	2,733,000	2,441,000

Net interest income	2,908,000	3,192,000

PROVISION FOR LOAN LOSSES	56,000	45,000

Net interest income after provision for loan losses	2,852,000	3,147,000

NONINTEREST INCOME
Service charges	65,000	64,000
Miscellaneous fees and other	104,000	90,000
Total noninterest income	169,000	154,000

NONINTEREST EXPENSES
Compensation and benefits	1,596,000	1,516,000
Occupancy, equipment and data processing	760,000	692,000
Marketing and business development	124,000	157,000
Professional services	237,000	127,000
Other operating expenses	367,000	193,000
Total noninterest expenses	3,084,000	2,685,000

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(63,000)	616,000

INCOME TAX EXPENSE (BENEFIT)	(14,000)	234,000

NET INCOME (LOSS)	$(49,000)	$382,000

NET INCOME (LOSS) PER COMMON SHARE
Basic and Diluted	$(0.01)	$0.08

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	4,924,000	4,766,000
Diluted	4,924,000	4,874,000

CASH DIVIDENDS PER COMMON SHARE	$0.03	$0.03

See Notes to Consolidated Financial Statements

STERLING BANKS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
December 31, 2005	4,536,452	$9,073,000	$23,263,000	$2,746,000	$(834,000)	$34,248,000

Comprehensive income:
Net income - 2006	-	-	-	382,000	-	382,000
Change in net unrealized loss on
securities available-for-sale, net
of reclassification adjustment
and tax effects	-	-	-	-	(208,000)	(208,000)
Total comprehensive income						174,000
Cash dividends paid ($0.03 per share)	-	-	-	(136,000)	-	(136,000)
Stock compensation	-	-	1,000	-	-	1,000
Net proceeds from issuance of
common stock	2,738	5,000	17,000	-	-	22,000

March 31, 2006	4,539,190	$9,078,000	$23,281,000	$2,992,000	$(1,042,000)	$34,309,000

December 31, 2006	4,783,568	$9,567,000	$22,930,000	$2,931,000	$(660,000)	$34,768,000

Comprehensive income:
Net loss - 2007	-	-	-	(49,000)	-	(49,000)
Change in net unrealized loss on
securities available-for-sale, net
of reclassification adjustment
and tax effects	-	-	-	-	134,000	134,000
Total comprehensive income						85,000
Cash dividends paid ($0.03 per share)	-	-	-	(144,000)	-	(144,000)
Stock compensation	-	-	6,000	-	-	6,000
Acquisition of Farnsworth Bancorp, Inc.	768,438	1,537,000	7,246,000	-	-	8,783,000
Net proceeds from issuance of
common stock	3,880	8,000	18,000	-	-	26,000

March 31, 2007	5,555,886	$11,112,000	$30,200,000	$2,738,000	$(526,000)	$43,524,000

See Notes to Consolidated Financial Statements

STERLING BANKS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
 (Unaudited)
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(49,000)	$382,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	217,000	218,000
Provision for loan losses	56,000	45,000
Net amortization of purchase premiums and discounts on securities	13,000	25,000
Stock compensation	6,000	1,000
Realized gain on sales of equipment	(8,000)	-
Proceeds from sale of loans held for sale	3,603,000	115,636,000
Originations of loans held for sale	(2,428,000)	(105,843,000)
Changes in operating assets and liabilities:
Increase in accrued interest receivable and other assets	(9,000)	(101,000)
Increase in accrued interest payable and other accrued liabilities	1,062,000	109,000
Net cash provided by operating activities	2,463,000	10,472,000
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities held-to-maturity	-	(875,000)
Proceeds from maturities of securities held-to-maturity	875,000	-
Proceeds from principal payments on mortgage-backed securities available-for-sale	619,000	721,000
Proceeds from principal payments on mortgage-backed securities held-to-maturity	369,000	574,000
Purchases of restricted stock	(1,221,000)	-
Proceeds from sale of restricted stock	1,451,000	41,000
Net increase in loans	(7,925,000)	(11,690,000)
Proceeds from sales of equipment	8,000	12,000
Purchases of premises and equipment	(642,000)	(455,000)
Cash paid for acquisition, net of cash and cash equivalents acquired	(878,000)	-
Net cash used in investing activities	(7,344,000)	(11,672,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock	26,000	22,000
Dividends paid	(144,000)	(136,000)
Net (decrease) increase in noninterest-bearing deposits	(1,054,000)	641,000
Net decrease in interest-bearing deposits	10,914,000	(2,714,000)
Proceeds from Federal Home Loan Advances	-	8,500,000
Repayments of Federal Home Loan Advances	(4,835,000)	(4,406,000)
Net cash provided by financing activities	4,907,000	1,907,000

INCREASE IN CASH AND CASH EQUIVALENTS	26,000	707,000

CASH AND CASH EQUIVALENTS, JANUARY 1,	22,942,000	18,168,000

CASH AND CASH EQUIVALENTS, MARCH 31,	$22,968,000	$18,875,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for: Interest on deposits and borrowed funds	$2,795,000	$2,333,000
Income taxes	$70,000	$220,000

See Notes to Consolidated Financial Statements

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS

Sterling Banks, Inc. (the “Company”) is a bank holding company incorporated under the laws of the State of New Jersey on February 28, 2006 for the sole purpose of becoming the holding company of Sterling Bank (the “Bank”). At the 2006 Annual meeting of Shareholders held on December 12, 2006, shareholders of the Bank approved a proposal to reorganize the Bank into the holding company form of organization in accordance with a Plan of Acquisition. The Company recognized the assets and liabilities transferred at the carrying amounts in the accounts of the Bank as of March 16, 2007, the effective date of the reorganization. All information relating to periods prior to March 16, 2007 relate to the Bank prior to the reorganization. Pursuant to the Plan of Acquisition, each outstanding share of Sterling Bank was converted into one share of Sterling Banks, Inc. Sterling Banks, Inc. is authorized to issue 15,000,000 shares of common stock, par value $2.00 per share, and 10,000,000 of preferred stock, with no par value per share. Options outstanding under Sterling Bank’s various stock option Plans were converted into options to purchase shares of Sterling Banks, Inc. on the same terms and conditions.

The Bank is a commercial bank, which commenced opera-tions on December 7, 1990. The Bank is chartered by the New Jersey Department of Banking and Insurance and is a member of the Federal Reserve System and the Federal Deposit Insurance Corporation. The Bank maintains its principal office at 3100 Route 38 in Mount Laurel, New Jersey and has ten other full service branches. The Bank’s primary deposit products are checking, savings and term certificate accounts, and its primary loan products are consumer, residential mortgage and commercial loans.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statements and Basis of Presentation

The financial statements included herein have not been audited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted; therefore, these financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2006. The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. The results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The financial statements include the accounts of Sterling Banks, Inc. and its wholly-owned subsidiary, Sterling Bank. All significant inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from such estimates. A material estimate that is particularly susceptible to significant change in the near term is the determination of the allowance for loan losses.

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Commitments

In the normal course of business, there are various outstanding commitments to extend credit, such as letters of credit and unadvanced loan commitments, which are not reflected in the accompanying financial statements. Management does not anticipate any material losses as a result of these commitments.

Contingencies

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. Management does not believe the resolution of this litigation, if any, would have a material adverse effect on the Company’s financial condition or results of operations. However, the ultimate outcome of any such matter, as with litigation generally, is inherently uncertain and it is possible that some of these matters may be resolved adversely to the Company.

Investments

The Company has identified investment securities that will be held for indefinite periods of time, including securities that will be used as part of the Company’s asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors. These securities are classified as “available-for-sale” and are carried at fair value, with any temporary unrealized gains or losses reported as a separate component of other comprehensive income, net of the related income tax effect. Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary, result in write-downs of the individual securities to their fair value and are included in noninterest income in the statements of operations. Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or that the Company would not have the intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value. The unrealized losses that existed as of March 31, 2007 are the result of market changes in interest rates since the securities purchase. This factor coupled with the fact the Company has both the intent and ability to hold securities for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the available-for-sale portfolio are temporary.

Business Combinations

Business combinations are accounted for under the purchase method of accounting. Under the purchase method, assets and liabilities of the business acquired are recorded at their estimated fair values as of the date of acquisition with any excess of the cost of the acquisition over the fair value of the net tangible and intangible assets acquired recorded as goodwill. Results of operations of the acquired business are included in the operations statement from the date of acquisition.

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill and Other Intangibles Assets

Goodwill, the excess of cost over fair value of net assets acquired, amounted to approximately $11.7 million at March 31, 2007. Goodwill is not amortized into net income but rather is tested at least annually for impairment. Other intangible assets, which consist of core deposit intangibles, totaled approximately $3.5 million at March 31, 2007. This amount is amortized over its estimated useful life (ten years), and is also subject to impairment testing.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment and definite lived intangibles, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. No impairments have occurred to date.

Income Taxes

When corporate income tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that ultimately would be sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  The evaluation of a tax position taken is considered by itself and not offset or aggregated with other positions.  Tax positions that meet the more-likely-than not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest and penalties associated with unrecognized tax benefits are recognized in income tax expense on the statement of operations.

Recent Accounting Pronouncements

Statement No. 157 Fair Value Measurements (“SFAS No. 157”)

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measures. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with early adoption encouraged. The Company will adopt the provisions of SFAS No. 157 on a prospective basis, with the exception of certain financial instruments for which retrospective application is required. The adoption of SFAS No. 157 is not expected to materially affect the Company’s financial position or results of operations.

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

Statement No. 159 The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”)

In February 2007, the FASB issued SFAS No. 159, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided the entity also elects to apply the provisions of SFAS No. 157. The Company is currently evaluating the impact, if any, of SFAS No. 159 on its financial position and results of operations.

NOTE 3. BUSINESS COMBINATION

On March 16, 2007, Farnsworth Bancorp, Inc. (“Farnsworth”), which was the parent company of Peoples Savings Bank, based in Bordentown, New Jersey, merged (the “Merger”) with and into the Company, with the Company as the surviving entity. At the same time, Peoples Savings Bank merged (the “Bank Merger”, and, together with the Merger, the “Transaction”) into the Bank with the Bank as the surviving entity. The Transaction has been accounted for as a purchase and the results of operations of Farnsworth since the acquisition date have been included in the Company’s consolidated financial statements. The purchase price of approximately $19.5 million, which consisted of 768,438 shares of Company common stock valued at $11.43 per share (total $8,783,000) and cash of $10.7 million, was allocated based upon the fair value of the assets and liabilities acquired as follows:

Loans, net	$75,740,000
Investments	20,933,000
Intangible asset (core deposit intangible)	3,471,000
Deposits	(105,722,000)
Other, net (including acquired cash and cash equivalents of $12,598,000)	13,374,000
Net fair value of assets acquired	7,796,000
Purchase price, including registration costs	19,530,000
Goodwill	$11,734,000

The allocation made as of March 31, 2007 is preliminary and such amounts are subject to adjustments as additional analysis is performed or obtained from third party sources. $3.5 million was allocated to core deposit intangibles at acquisition and is being amortized over a period of ten years.

Pro forma unaudited operating results for the three months ended March 31, 2007 and 2006, giving effect to the Farnsworth acquisition as if it had occurred as of January 1, 2006 are as follows:

	2007	2006
Interest income	$7,816,000	$7,056,000
Interest expense	3,895,000	3,047,000
Net income (loss)	(508,000)	286,000
Basic EPS	(0.10)	0.05
Diluted EPS	(0.10)	0.05

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3. BUSINESS COMBINATION (continued)

These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments. All adjustments were tax effected. They do not purport to be indicative of the results of operations that actually would have resulted had the combination occurred on January 1, 2007 or of future results of operations of the consolidated entities.

NOTE 4. EARNINGS PER SHARE

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding. Shares issued during the period are weighted for the portion of the period that they were outstanding during the year. The weighted average number of common shares outstanding for the three months ended March 31, 2007 and 2006 were 4,924,000 and 4,766,000, respectively. Diluted earnings per common share consider common share equivalents (when dilutive) outstanding during each year. Both basic and diluted earnings per share computations give retroactive effect to stock dividends declared in 2006. Shares issuable upon the exercise of stock options were not considered in the calculation of net loss per share in 2007, as their inclusion would be anti-dilutive. The effect for the three months ended March 31, 2006 was an additional 108,000 shares for dilution.

NOTE 5. STOCK-BASED EMPLOYEE COMPENSATION

Effective January 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123 Share-Based Payment (Revised 2004)(“SFAS 123R”) utilizing the modified prospective approach. Under the modified prospective transition method, the Company is required to recognize compensation cost for 1) all share-based payments granted prior to, but not vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) for all share-based payments granted on or after January 1, 2006 based on the grant date fair value estimated in accordance with SFAS 123R. In accordance with the modified prospective method, the Bank did not restate prior period results.

Prior to January 1, 2006, the Bank accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation.

All outstanding stock options as of January 1, 2006 were fully vested, thus no compensation expense was recognized during the three months ended March 31, 2006 for such options. During the three months ended March 31, 2006, the Company issued 33,150 options with an exercise price of $12.01 to employees that vest in equal annual installments over ten years. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards in 2006. The estimated value per option awarded in 2006 was $3.75 based on the following assumptions: risk free interest rate of 4.5%, dividend yield of 1.00%, expected volatility of 20% and expected life of options of eight years. Compensation cost charged to income for the three months ended March 31, 2007 and 2006 was $6,000 and $1,000, respectively.

As of March 31, 2007, there was approximately $215,000 of total unrecognized compensation cost related to share-based payments which is expected to be recognized over a ten year period. Of the 67,307 unvested options at December 31, 2006, 3,481 options vested in 2007 and 63,826 options remain unvested at March 31, 2007.

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6. COMMON STOCK

The Company paid a quarterly cash dividend of $0.03 per common share in February, May, August and November 2006. The Company paid a cash dividend of $0.03 per common share in February 2007.

The Company paid a 5% stock dividend in September 2006.

During the first quarter of 2006, 2,738 stock options were exercised at a range of $6.99 to $10.00 per share. During the first quarter of 2007, 3,880 stock options were exercised at $6.66 per share.

In March 2007, the Company issued 768,438 shares of common stock in connection with the acquisition of Farnsworth Bancorp, Inc. (Note 3).

NOTE 7. CAPITAL RATIOS

The Bank is subject to various regulatory capital requirements administered by state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined).

The Bank’s actual capital amounts and ratios are presented in the following tables (amounts in thousands, except percentages):

			For Capital		To Be Well
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2007:

Total Capital (to Risk-Weighted Assets)	$30,023	8.78%	>$27,369	>8.0%	>$34,211	>10.0%
Tier I Capital (to Risk-Weighted Assets)	$27,124	7.93%	>$13,684	>4.0%	>$20,526	>6.0%
Tier I Capital (to Average Assets)	$27,124	8.15%	>$13,317	>4.0%	>$17,146	>5.0%

			For Capital		To Be Well
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006:

Total Capital (to Risk-Weighted Assets)	$37,263	13.77%	>$21,649	>8.0%	>$27,062	>10.0%
Tier I Capital (to Risk-Weighted Assets)	$35,428	13.09%	>$10,825	>4.0%	>$16,237	>6.0%
Tier I Capital (to Average Assets)	$35,428	10.39%	>$13,634	>4.0%	>$17,043	>5.0%

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8. INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), on January 1, 2007. The Company files US federal income tax returns and state income tax returns in New Jersey.  Based on the statute of limitations, the Company is no longer subject to US federal and state examinations by tax authorities for years before 2003.  Based on the review of the tax returns filed for the years 2003 through 2005 and the deferred tax benefits accrued in the 2006 annual financial statements, management determined that all tax positions taken had a probability of greater than 50% of being sustained and that 100% of the benefits accrued were expected to be realized.  Management has a high confidence level in the technical merits of the positions.  It believes that the deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law.  As a result of this evaluation, management did not see a need to record a liability for unrecognized tax benefits.

NOTE 9. SUBSEQUENT EVENT

The Company formed Sterling Banks Capital Trust I (the "Trust"), a wholly-owned subsidiary of the Company, for the purpose of issuing redeemable securities. On May 1, 2007, $6.0 million of Trust Preferred Capital Securities (the "Securities") were issued by the Trust.  The Securities bear interest at a rate of 6.744% for the first five years with interest adjustable on a quarterly basis thereafter.  The Securities may be redeemed at par any time after June 6, 2012 and until the Securities mature on May 1, 2037.

The Securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

The Company may from time to time make written or oral “forward-looking statements” including statements contained in this Report and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, which are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, the effect that maintaining regulatory capital requirements could have on the growth of the Company, inflation; changes in prevailing short term and long term interest rates; the performance of newly established branches; changes in loan portfolio quality; changes in the rate of deposit withdrawals; changes in the volume of loan refinancings; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; changes in consumer spending and saving habits; the impact of additional costs incurred by the Company in connection with the Merger; the success or failure of the Bank’s integration of the operations of Peoples Savings Bank; the ability of management of the Company to achieve the anticipated benefits of the Merger; and the success of the Company at managing the risks resulting from these factors.

The Company cautions that the above-listed factors are not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Readers should carefully review the risk factors described in other reports the Company files from time to time with the Securities and Exchange Commission, including the Company’s Form 10-KSB for the year ended December 31, 2006, and its subsequent quarterly reports on Form 10-QSB and current reports on Form 8-K.

General

Our principal source of revenue is net interest income, which is the difference between the interest income from our earning assets and the interest expense of our deposits and borrowings. Interest-earning assets consist principally of loans, investment securities and federal funds sold, while our interest-bearing liabilities consist primarily of deposits and borrowings. Our net income is also affected by our provision for loan losses, noninterest income and noninterest expenses, which include salaries, benefits, occupancy costs and charges relating to non-performing and other classified assets.

Consolidated Results of Operations
Three Months Ended March 31, 2007 and March 31, 2006
(Unaudited)

The following discussion compares the results of operations for the three months ended March 31, 2007 (unaudited) to the results of operations for the three months ended March 31, 2006 (unaudited). This discussion should be read in conjunction with the accompanying financial statements (unaudited) and related notes, as well as statistical information included in this Form 10-QSB.

Net Income. For the three months ended March 31, 2007, the net loss totaled $49,000, compared to net income of $382,000 for the three months ended March 31, 2006. Decreased net income for the three months ended March 31, 2007 was attributable primarily to a decrease in net interest income after provision for loan losses of $295,000, an increase in noninterest expenses of $399,000, partially offset by an increase in noninterest income of $15,000. Basic and diluted losses per share for the three months ended March 31, 2007 totaled $0.01, compared to earnings per share of $0.08 for the same period of 2006.

Net Interest Income. Our primary source of earnings is net interest income, which is the difference between income earned on interest-earning assets, such as loans and investment securities, and interest expense incurred on interest-bearing sources of funds, such as deposits and borrowings. The level of net interest income is determined primarily by the average balances (“volume”) and the rate spreads between our interest-earning assets and our funding sources.

Net interest income for the three months ended March 31, 2007 totaled $2,908,000, a decrease of 8.9% from $3,192,000 for the three months ended March 31, 2006. The net interest margin for the three months ended March 31, 2007 was 3.64%, compared to 3.82% for the comparable period of 2006. This decrease is due mainly to the current rising interest rate environment for interest-bearing liabilities in our marketplace.

Interest income increased by $8,000 for the three months ended March 31, 2007 over the prior year quarter, attributable to a 31 basis point increase in the yield on average earning assets from 6.75% in 2006 to 7.06% in 2007, largely offset by a decrease in average interest earning assets of $14,540,000. Average loans outstanding decreased by $16,733,000 and average investment securities increased by $1,319,000. The decrease in average loans outstanding was attributable to a $41,137,000 decrease in average SLM Corporation student loan outstandings for the period. Interest expense increased by $292,000 over the prior year quarter. Average interest-bearing liabilities decreased by $15,539,000 which was directly attributable to the lower funding requirements for earning assets. The average rate paid on interest-bearing liabilities increased to 4.07% for the three months ended March 31, 2007 from 3.44% for the same period of 2006.

Provision for Loan Losses. The provision for loan losses was $56,000 for the three months ended March 31, 2007, compared to $45,000 for the same period in 2006. This increase was primarily attributable to the increased risk in the loan portfolio during 2007 compared to the same period in 2006.

Noninterest Income. Noninterest income increased $15,000, or 9.7%, for the three months ended March 31, 2007 to $169,000, up from $154,000 for the same period of 2006, reflecting mainly a increase of $9,000 in late charges on loans.

Noninterest Expenses. For the three months ended March 31, 2007, noninterest expenses increased by $399,000, or 14.9%, to $3,084,000, compared to $2,685,000 for the same period of 2006. Increased compensation expenses of $80,000 are primarily related to personnel costs for staffing increases to support the Farnsworth acquisition. Company formation costs during the period totaled $253,000.

Income Taxes. We recorded an income tax benefit of $14,000 on loss before taxes of $63,000 for the three months ended March 31, 2007, resulting in an effective tax benefit rate of 22.2%, compared to income tax expense of $234,000 on income before taxes of $616,000 for the same period of 2006, resulting in an effective tax rate of 38.0% in the prior period.

Consolidated Financial Condition
At March 31, 2007 and December 31, 2006
(Unaudited)

The following discussion compares the financial condition at March 31, 2007 (unaudited) to the financial condition at December 31, 2006. This discussion should be read in conjunction with the accompanying financial statements (unaudited) and related notes as well as statistical information included in this Form 10-QSB.

Total Assets. Total assets increased to $436,584,000 at March 31, 2007, compared to $337,248,000 at December 31, 2006, increasing $99,336,000 or 29.5%. This was primarily due to the acquisition of Farnsworth on March 16, 2007.

Loans. Loans outstanding increased $82,524,000 or 33.7%. The increase in loans was primarily due to the acquisition of Farnsworth.

Allowance for Loan Losses. The allowance for loan losses was $2,883,000 at March 31, 2007 as compared to $1,760,000 at December 31, 2006. The ratio of the allowance for loan losses to total loans was 0.87% and 0.72% at March 31, 2007 and December 31, 2006, respectively. The Company’s management has considered nonperforming assets and other assets of concern in establishing the allowance for loan losses.  The Company continues to monitor its allowance for possible loan losses and will make future additions or reductions in light of the level of loans in its portfolio and as economic conditions dictate.

The current level of the allowance for loan losses is the result of management’s assessment of the risks within the portfolio based on the information revealed in credit monitoring processes. The Company utilizes a risk-rating system on all commercial, business, agricultural, construction and multi-family and commercial real estate loans, including purchased loans. A quarterly Risk Analysis is performed on all types of loans to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan portfolio, historical loss experience for each loan category, previous loan experience, concentrations of credit, current economic conditions and other factors that in management’s judgment deserve consideration.

Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determinations.  Future additions to the Company’s allowances may result from periodic loan, property and collateral reviews and thus cannot be predicted in advance.

The Company had $2,353,000 and $268,000, respectively, in loans on a non-accrual status at March 31, 2007 and December 31, 2006. This is primarily the result of one loan that the Company placed on non-accrual status during the first quarter of 2007.

Deposits. Deposits totaled $389,046,000 at March 31, 2007, increasing $93,756,000, or 31.8%, from the December 31, 2006 balance of $295,290,000. The increase in deposits resulted primarily from the acquisition of Farnsworth.

Federal Home Loan Bank Advances and Other Overnight Borrowings. Federal Home Loan Bank advances and other overnight borrowings totaled $1,050,000 at March 31, 2007, decreasing $4,835,000 from December 31, 2006. Term borrowings (Federal Home Loan Bank advances) decreased as a result of loan generation and the seasonality of deposits.

Shareholders’ Equity. Shareholders’ equity increased by $8,756,000, or 25.2%, mainly as a result of common shares issued in the acquisition of Farnsworth during March 2007. The Company also declared and paid a $0.03 per share cash dividend to its shareholders in the first quarter 2007.

Comparative Average Balances, Interest and Yields:

	Three Months Ended
	March 31, 2007			March 31, 2006
	Average Balance	Interest Income/Expense	Annual Yield	Average Balance	Interest Income/Expense	Annual Yield
Assets
Loans, net (1)	$257,128,000	$4,939,000	7.79%	$273,861,000	$4,997,000	7.40%
Investment securities (2)	59,710,000	616,000	4.18	58,391,000	565,000	3.92
Due from banks	4,357,000	50,000	4.65	3,992,000	45,000	4.58
Federal funds sold	2,812,000	36,000	5.25	2,303,000	26,000	4.51
Total interest-earning assets	324,007,000	$5,641,000	7.06	338,547,000	$5,633,000	6.75

Allowance for loan losses	(1,975,000)			(1,176,000)
Other assets	25,795,000			19,545,000
Total assets	$347,827,000			$356,916,000

Liabilities and shareholders’ equity
Time deposits	$186,713,000	$2,198,000	4.77%	$189,135,000	$1,843,000	3.95%
NOW/MMDA/savings accounts	80,872,000	478,000	2.40	83,400,000	464,000	2.26
Borrowed funds	5,003,000	57,000	4.66	15,592,000	134,000	3.49
Total interest-bearing liabilities	272,588,000	$2,733,000	4.07	288,127,000	$2,441,000	3.44

Noninterest-bearing demand deposits	36,812,000			33,514,000
Other liabilities	3,313,000			1,098,000
Shareholders’ equity	35,114,000			34,177,000
Total liabilities and shareholders’ equity	$347,827,000			$356,916,000

Net interest income		$2,908,000			$3,192,000

Interest rate spread (3)			2.99%			3.31%

Net interest margin (4)			3.64%			3.82%
________________________________
(1)  Includes loans held for sale. Also includes loan fees, which are not material.
(2)  Yields are not on a tax-equivalent basis.
(3)  Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)  Net interest margin represents net interest income as a percentage of average interest-earning assets.

Liquidity

Liquidity describes our ability to meet the financial obligations that arise out of the ordinary course of business. Liquidity addresses the Company’s ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund current and planned expenditures. Liquidity is derived from loan and investment securities repayments and income from interest-earning assets. Our loan to deposit ratio was 84.2% and 89.8% at March 31, 2007 and December 31, 2006, respectively.

The Company seeks to rely primarily on core deposits from customers to provide stable and cost-effective sources of funding to support growth. The Company also seeks to augment such deposits with longer term and higher yielding certificates of deposit. To the extent that retail deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds market. As of March 31, 2007, the Company maintained lines of credit with correspondent banks of $87.7 million. Longer term funding requirements can be satisfied through advances from the Federal Home Loan Bank.

As of March 31, 2007, the Company’s investment securities portfolio included $21.4 million of mortgage-backed securities that provide significant cash flow each month. The majority of the investment portfolio is classified as available-for-sale, is readily marketable, and is available to meet liquidity needs. The Company’s residential real estate portfolio includes loans, which are underwritten to secondary market criteria, and provide an additional source of liquidity.

Capital Resources

A strong capital position is fundamental to support the continued growth of the Company. The Company is subject to various regulatory capital requirements. Regulatory capital is defined in terms of Tier I capital (shareholders’ equity less unrealized gains or losses on available-for-sale securities), Tier II capital (which includes a portion of the allowance for loan losses) and Total capital (Tier I plus Tier II). Risk-based capital ratios are expressed as a percentage of risk-weighted assets. Risk-weighted assets are determined by assigning various weights to all assets and off-balance sheet associated risk. Regulators have also adopted minimum Tier I leverage ratio standards, which measure the ratio of Tier I capital to total assets.

At March 31, 2007, management believes that the Bank is “adequately capitalized,” as defined by regulatory banking agencies, and in compliance with all applicable regulatory capital requirements. The Company’s long term goal is to ensure that the Bank is “well capitalized” under the applicable regulatory standards. To this end, the Company formed Sterling Banks Capital Trust I (the "Trust"), a wholly-owned subsidiary of the Company, for the purposes of issuing redeemable securities. The Trust issued $6.0 million of trust preferred capital securities on May 1, 2007. $4.5 million was contributed to the capital of the Bank, as Tier 1 capital.

In 2006, the Company entered into an agreement to lease a property in Delran Township, Burlington County, New Jersey, where it is building a new branch office. Management anticipates that the branch, which will be the Company’s tenth in Burlington County and the twelfth overall, will open in the second quarter of 2007, subject to the receipt of appropriate regulatory capital approvals.

The Company will, commencing in the second quarter, incur significant expenses in connection with the new branch; including costs associated with branch construction, staffing and equipment needs sufficient to create the infrastructure necessary for branch operations. Unless and until the new branch generates sufficient income to offset these additional costs, the new branch will reduce the Company’s earnings.

Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, including unused portions of lines of credit and standby letters of credit. The Company has also entered into long-term lease obligations for some of its premises and equipment, the terms of which generally include options to renew. The above instruments and obligations involve, to varying degrees, elements of off-balance sheet risk in excess of the amount recognized in the statements of financial condition. None of these instruments or obligations have or are reasonably likely to have a current or future effect on the Company's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

As of March 31, 2007, commitments to extend credit and unused lines of credit amounted to approximately $68.6 million and standby letters of credit were approximately $6.7 million. See Note 8 to the Notes to Financial Statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 for additional information regarding the Bank’s long-term lease obligations.

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-QSB such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

Internal Control over Financial Reporting

During the quarter under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

None.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2007, the Company sold 3,880 shares of common stock to employees pursuant to the exercise of employee stock options at an exercise price of $6.99 per share.

ITEM 3. Defaults upon Senior Securities.

None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

None.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

The following are filed as exhibits to this report:

31.1	Certification of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING BANKS, INC.

Date: May 15, 2007	By: /s/ Robert H. King
Robert H. King
President and Chief Executive Officer

Date: May 15, 2007	By: /s/ R. Scott Horner
R. Scott Horner
Executive Vice President and Chief
Financial Officer