Form 10QSB
period 2007-09-30
Sterling Banks, Inc.
filed 2007-11-14
CIK 1358697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20429

Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: 5,843,774 shares of common stock outstanding as of November 8, 2007.

Transitional Small Business Disclosure Format (check one): Yes  ____  No    X

STERLING BANKS, INC.

FORM 10-QSB

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

EXHIBITS

Exhibit 3.1	Amended and Restated Bylaws of Sterling Banks, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated September 25, 2007).
Exhibit 31.1	Certification of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

Part I.  Financial Information

Item 1.    Financial Statements

STERLING BANKS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

	September 30, 2007 (unaudited)	December 31, 2006
ASSETS
Cash and cash due from banks	$15,088,000	$16,064,000
Federal funds sold	1,336,000	6,878,000
Cash and cash equivalents	16,424,000	22,942,000

Investment securities held-to-maturity, at cost (fair value of $7,066,000 at September 30, 2007 and $9,087,000 at December 31, 2006)	7,194,000	9,292,000
Investment securities available-for-sale, at fair value	48,049,000	47,526,000
Total investment securities	55,243,000	56,818,000

Restricted stock, at cost	1,796,000	1,436,000

Loans held for sale	231,000	1,618,000

Loans	312,593,000	243,283,000
Less: allowance for loan losses	(2,829,000)	(1,760,000)
Total net loans	309,764,000	241,523,000

Goodwill and other intangible assets	15,011,000	-
Bank premises and equipment, net	9,977,000	6,922,000
Accrued interest receivable and other assets	7,832,000	5,989,000

Total assets	$416,278,000	$337,248,000

See Notes to Consolidated Financial Statements

STERLING BANKS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

	September 30, 2007 (unaudited)	December 31, 2006
LIABILITIES Deposits
Noninterest-bearing	$42,648,000	$39,021,000
Interest-bearing	321,596,000	256,269,000
Total deposits	364,244,000	295,290,000

Federal Home Loan Bank advances and other borrowings	7,050,000	5,885,000
Accrued interest payable and other accrued liabilities	1,607,000	1,305,000

Total liabilities	372,901,000	302,480,000

COMMITMENTS AND CONTINGENCIES (Note 2)

SHAREHOLDERS' EQUITY
Common stock, $2 par value, 15,000,000 shares authorized; 5,843,774 and 4,783,568 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	11,688,000	9,567,000
Preferred stock, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Additional paid-in capital	29,700,000	22,930,000
Retained earnings	2,313,000	2,931,000
Accumulated other comprehensive loss	(324,000)	(660,000)
Total shareholders' equity	43,377,000	34,768,000
Total liabilities and shareholders' equity	$416,278,000	$337,248,000

See Notes to Consolidated Financial Statements

STERLING BANKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Unaudited)

	For the three months ended September 30, 2007	For the three months ended September 30, 2006	For the nine months ended September 30, 2007	For the nine months ended September 30, 2006
INTEREST INCOME
Interest and fees on loans	$6,031,000	$4,800,000	$16,984,000	$14,621,000
Interest and dividends on securities	598,000	729,000	1,946,000	1,988,000
Interest on federal funds sold	145,000	77,000	428,000	296,000
Total interest and dividend income	6,774,000	5,606,000	19,358,000	16,905,000

INTEREST EXPENSE
Interest on deposits	3,423,000	2,548,000	9,665,000	7,275,000
Interest on Federal Home Loan Bank advances and other borrowings	110,000	87,000	247,000	342,000
Total interest expense	3,533,000	2,635,000	9,912,000	7,617,000

Net interest income	3,241,000	2,971,000	9,446,000	9,288,000

PROVISION FOR LOAN LOSSES	-	45,000	101,000	135,000

Net interest income after provision for loan losses	3,241,000	2,926,000	9,345,000	9,153,000

NONINTEREST INCOME
Service charges	71,000	60,000	214,000	192,000
Miscellaneous fees and other	148,000	115,000	406,000	326,000
Total noninterest income	219,000	175,000	620,000	518,000

NONINTEREST EXPENSES
Compensation and benefits	1,876,000	1,517,000	5,345,000	4,558,000
Occupancy, equipment and data processing	924,000	734,000	2,555,000	2,133,000
Marketing and business development	219,000	149,000	572,000	461,000
Professional services	150,000	37,000	535,000	317,000
Other operating expenses	433,000	182,000	1,153,000	630,000
Total noninterest expenses	3,602,000	2,619,000	10,160,000	8,099,000

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	(142,000)	482,000	(195,000)	1,572,000

INCOME TAX EXPENSE (BENEFIT)	(48,000)	183,000	(54,000)	597,000

NET INCOME (LOSS)	$(94,000)	$299,000	$(141,000)	$975,000

NET INCOME (LOSS) PER COMMON SHARE
Basic and Diluted	$(0.02)	$0.06	$(0.03)	$0.19

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,843,774	5,014,601	5,620,187	5,009,429
Diluted	5,843,774	5,103,315	5,620,187	5,107,225

CASH DIVIDENDS PER COMMON SHARE	$0.03	$0.03	$0.09	$0.09

See Notes to Consolidated Financial Statements

STERLING BANKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
December 31, 2005	4,536,452	$9,073,000	$23,263,000	$2,746,000	$(834,000)	$34,248,000

Comprehensive income:
Net income – 2006	-	-	-	975,000	-	975,000
Change in net unrealized loss on
securities available-for-sale, net
of reclassification adjustment
and tax effects	-	-	-	-	94,000	94,000
Total comprehensive income						1,069,000
Cash dividends paid ($0.09 per share)	-	-	-	(410,000)	-	(410,000)
Stock compensation	-	-	7,000	-	-	7,000
Net proceeds from issuance of
common stock	12,177	24,000	79,000	-	-	103,000
5% Common stock dividend	227,181	455,000	(457,000)			(2,000)

September 30, 2006	4,775,810	$9,552,000	$22,892,000	$3,311,000	$(740,000)	$35,015,000

December 31, 2006	4,783,568	$9,567,000	$22,930,000	$2,931,000	$(660,000)	$34,768,000

Comprehensive income:
Net loss – 2007	-	-	-	(141,000)	-	(141,000)
Change in net unrealized loss on
securities available-for-sale, net
of reclassification adjustment
and tax effects	-	-	-	-	336,000	336,000
Total comprehensive income						195,000
Cash dividends paid ($0.09 per share)	-	-	-	(477,000)	-	(477,000)
Stock compensation	-	-	19,000	-	-	19,000
Acquisition of Farnsworth Bancorp, Inc.	768,438	1,537,000	7,246,000	-	-	8,783,000
Net proceeds from issuance of
common stock	13,493	27,000	64,000	-	-	91,000
21 for 20 Common stock split	278,275	557,000	(559,000)	-	-	(2,000)

September 30, 2007	5,843,774	$11,688,000	$29,700,000	$2,313,000	$(324,000)	$43,377,000

See Notes to Consolidated Financial Statements

STERLING BANKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(141,000)	$975,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	755,000	690,000
Provision for loan losses	101,000	135,000
Net amortization of purchase premiums and discounts on securities	39,000	69,000
Net amortization of core deposit intangible	188,000	-
Stock compensation	19,000	7,000
Realized gain on sales of equipment	(9,000)	(8,000)
Realized gain on sales of securities available-for-sale	(5,000)	-
Proceeds from sale of loans held for sale	5,148,000	195,657,000
Originations of loans held for sale	(3,761,000)	(159,182,000)
Changes in operating assets and liabilities:
Increase in accrued interest receivable and other assets	(622,000)	(708,000)
(Decrease) Increase in accrued interest payable and other accrued liabilities	(2,186,000)	193,000
Net cash provided by (used in) operating activities	(474,000)	37,828,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-sale	(4,883,000)	(7,886,000)
Purchases of securities held-to-maturity	(75,000)	(875,000)
Proceeds from sales of securities available-for- sale	20,503,000	-
Proceeds from maturities of securities available-for-sale	3,000,000	-
Proceeds from maturities of securities held-to-maturity	875,000	-
Proceeds from principal payments on mortgage-backed securities available-for-sale	1,980,000	2,380,000
Proceeds from principal payments on mortgage-backed securities held-to-maturity	1,285,000	1,868,000
Purchases of restricted stock	(400,000)	-
Net proceeds from sale of restricted stock	241,000	221,000
Net decrease (increase) in loans	6,360,000	(18,246,000)
Proceeds from sales of equipment	28,000	62,000
Purchases of premises and equipment	(1,657,000)	(1,419,000)
Cash acquired in acquisition, net of cash paid	3,096,000	-
Net cash provided by (used in) investing activities	30,353,000	(23,895,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock	91,000	103,000
Dividends paid	(477,000)	(412,000)
Net increase (decrease) in noninterest-bearing deposits	3,627,000	(831,000)
Net decrease in interest-bearing deposits	(40,395,000)	(11,877,000)
Proceeds from issuance of trust preferred securities	6,000,000	-
Repayments of Federal Home Loan Advances	(5,243,000)	(4,906,000)
Net cash used in financing activities	(36,397,000)	(17,923,000)

DECREASE IN CASH AND CASH EQUIVALENTS	(6,518,000)	(3,990,000)

CASH AND CASH EQUIVALENTS, JANUARY 1,	22,942,000	18,168,000

CASH AND CASH EQUIVALENTS, SEPTEMBER 30,	$16,424,000	$14,178,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for: Interest on deposits and borrowed funds	$9,985,000	$7,564,000
Income taxes	$140,000	$610,000

See Notes to Consolidated Financial Statements

STERLING BANKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.  DESCRIPTION OF BUSINESS

Sterling Banks, Inc. (the “Company”) is a bank holding company incorporated under the laws of the State of New Jersey on February 28, 2006 for the sole purpose of becoming the holding company of Sterling Bank (the “Bank”).  At the 2006 Annual meeting of Shareholders held on December 12, 2006, shareholders of the Bank approved a proposal to reorganize the Bank into the holding company form of organization in accordance with a Plan of Acquisition.  The Company recognized the assets and liabilities transferred at the carrying amounts in the accounts of the Bank as of March 16, 2007, the effective date of the reorganization.  All information for periods prior to March 16, 2007 relate to the Bank prior to the reorganization.  Pursuant to the Plan of Acquisition, each outstanding share of Sterling Bank was converted into one share of Sterling Banks, Inc.  Sterling Banks, Inc. is authorized to issue 15,000,000 shares of common stock, par value $2.00 per share, and 10,000,000 shares of preferred stock, with no par value per share.  Options outstanding under Sterling Bank’s various stock option Plans were converted into options to purchase shares of Sterling Banks, Inc. on the same terms and conditions.

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statements and Basis of Presentation

The financial statements included herein have not been audited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted; therefore, these financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2006.  The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented.  Such adjustments are of a normal recurring nature.  The results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Investments

The Company has identified investment securities that will be held for indefinite periods of time, including securities that will be used as part of the Company’s asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors.  These securities are classified as “available-for-sale” and are carried at fair value, with any temporary unrealized gains or losses reported as a separate component of other comprehensive income, net of the related income tax effect.  Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary, result in write-downs of the individual securities to their fair value and are included in noninterest income in the statements of operations.  Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or that the Company would not have the intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value.  The unrealized losses that existed as of September 30, 2007 are the result of market changes in interest rates since the securities purchase.  This factor coupled with the fact the Company has both the intent and ability to hold securities for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the available-for-sale portfolio are temporary.

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

STERLING BANKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill and Other Intangibles Assets

Goodwill, the excess of cost over fair value of net assets acquired, amounted to approximately $11.7 million at September 30, 2007.  Goodwill is not amortized into net income but rather is tested at least annually for impairment.  Other intangible assets, which consist of core deposit intangibles, totaled approximately $3.3 million at September 30, 2007.  This amount is amortized over its estimated useful life (ten years) and is also subject to impairment testing.

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

Income Taxes

When corporate income tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that ultimately would be sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is “more-likely-than not” that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  The evaluation of a tax position taken is considered by itself and not offset or aggregated with other positions.  Tax positions that meet the “more-likely-than not” recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest and penalties associated with unrecognized tax benefits are recognized in income tax expense on the statement of operations.

Recent Accounting Pronouncements

Statement No. 157 Fair Value Measurements (“SFAS No. 157”)

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measures.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with early adoption encouraged.  The Company will adopt the provisions of SFAS No. 157 on a prospective basis, effective January 2008, with the exception of certain financial instruments for which retrospective application is required.  The adoption of SFAS No. 157 is not expected to materially affect the Company’s financial position or results of operations.

STERLING BANKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

Statement No. 159 The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”)

In February 2007, the FASB issued SFAS No. 159, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS No. 159 is effective for the Company beginning January 1, 2008, with early adoption permitted provided the entity also elects to apply the provisions of SFAS No. 157.  The adoption of SFAS No. 159 is not expected to materially affect the Company’s financial position or results of operations.

NOTE 3.  BUSINESS COMBINATION

On March 16, 2007, Farnsworth Bancorp, Inc. (“Farnsworth”), which was the parent company of Peoples Savings Bank, based in Bordentown, New Jersey, merged (the “Merger”) with and into the Company, with the Company as the surviving entity.  At the same time, Peoples Savings Bank merged (the “Bank Merger”, and, together with the Merger, the “Transaction”) into the Bank with the Bank as the surviving entity.  The Transaction has been accounted for as a purchase and the results of operations of Farnsworth since the acquisition date have been included in the Company’s consolidated financial statements.  The purchase price of approximately $18.3 million, which consisted of 768,438 shares (806,860 shares as a result of the stock split in 2007) of Company common stock valued at $11.43 per share ($10.89 per share as a result of the stock split in 2007) ($8,783,000) and cash of $9.5 million, was allocated based upon the fair value of the assets and liabilities acquired as follows:

Loans, net	$74,702,000
Investments	20,785,000
Intangible asset (core deposit intangible)	3,471,000
Deposits	(105,722,000)
Other, net (including acquired cash and cash equivalents of $12,598,000)	13,320,000
Net fair value of assets acquired	6,556,000
Purchase price, including acquisition costs	18,284,000
Goodwill	$11,728,000

The allocations made are preliminary and such amounts are subject to adjustments as additional analysis is performed or obtained from third party sources.  Approximately, $3.5 million was allocated to core deposit intangibles at acquisition and is being amortized over a period of ten years.

Pro forma unaudited operating results for the nine months ended September 30, 2007 and 2006, giving effect to the Transaction as if it had occurred as of January 1, 2006 are as follows:

	2007	2006
Interest income	$20,474,000	$21,212,000
Interest expense	10,623,000	9,641,000
Net income (loss)	(878,000)	403,000
Basic EPS	(.16)	.07
Diluted EPS	(.16)	.07

STERLING BANKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.  BUSINESS COMBINATION (continued)

These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments.  All adjustments were tax effected.  They do not purport to be indicative of the results of operations that actually would have resulted had the combination occurred on January 1, 2006 or of future results of operations of the consolidated entities.

NOTE 4.  EARNINGS PER SHARE

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding.  Shares issued during the period are weighted for the portion of the period that they were outstanding during the year.  The weighted average number of common shares outstanding for the three months ended September 30, 2007 and 2006 were 5,843,774 and 5,014,601, respectively, and for the nine months ended September 30, 2007 and 2006 were 5,620,187 and 5,009,429, respectively.  Diluted earnings per common share consider common share equivalents (when dilutive) outstanding during each year.  Both basic and diluted earnings per share computations give retroactive effect to the stock splits issued in 2007.  Shares issuable upon the exercise of stock options were not considered in the calculation of net loss per share in 2007, as their inclusion would be anti-dilutive.  The effect for the three and nine months ended September 30, 2006 was an additional 88,714 and 97,796 shares for dilution, respectively.

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

All outstanding stock options as of January 1, 2006 were fully vested, thus no compensation expense was recognized during the nine months ended September 30, 2006 for such options.  During the nine months ended September 30, 2007 and 2006, the Company issued 7,500 and 33,150 options, respectively, with an exercise price of $8.05 and $12.01, respectively, to employees that vest in equal annual installments over ten years.  The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards in 2007 and 2006.  The estimated fair value per option awarded in 2007 was $2.64 based on the following assumptions: risk free interest rate of 5.0%, dividend yield of 1.0%, expected volatility of 20% and expected life of options of eight years.  The estimated fair value per option awarded in 2006 was $3.75 based on the following assumptions: risk free interest rate of 4.5%, dividend yield of 1.0%, expected volatility of 20% and expected life of options of eight years.  Compensation cost charged to income for the nine months ended September 30, 2007 and 2006 was $19,000 and $7,000, respectively.

STERLING BANKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.  STOCK-BASED EMPLOYEE COMPENSATION (continued)

   As of September 30, 2007, there was approximately $228,000 of total unrecognized compensation cost related to share-based payments which is expected to be recognized over a ten year period.  Of the 70,548 unvested options at December 31, 2006, 3,653 options vested in 2007, 2,500 options expired and 64,395 options remain unvested at September 30, 2007.

NOTE 6.  COMMON STOCK

The Company paid a quarterly cash dividend of $0.03 per common share in February, May, August and November 2006.  The Company paid a cash dividend of $0.03 per common share in February, May and August 2007.

The Company paid a 5% stock dividend in September 2006.

The Company issued a 21 for 20 stock split in September 2007.

During the nine months of 2006, 12,177 stock options were exercised at a range of $6.91 to $10.00 per share.  During the nine months of 2007, 13,493 stock options were exercised at a range of $6.66 to $8.04 per share.

In March 2007, the Company issued 768,438 shares (806,860 shares as a result of the stock split in 2007) of common stock in connection with the acquisition of Farnsworth Bancorp, Inc. (Note 3).

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

STERLING BANKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7.  CAPITAL RATIOS (continued)

The Bank’s actual capital amounts and ratios are presented in the following tables (amounts in thousands, except percentages):

			For Capital		To Be Well
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2007:

Total Capital (to Risk-Weighted Assets)	$35,859	11.05%	>$25,968	>8.0%	>$32,460	>10.0%
Tier I Capital (to Risk-Weighted Assets)	$32,958	10.15%	>$12,984	>4.0%	>$19,476	> 6.0%
Tier I Capital (to Average Assets)	$32,958	8.06%	>$16,362	>4.0%	>$20,452	> 5.0%

			For Capital		To Be Well
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006:

Total Capital (to Risk-Weighted Assets)	$37,263	13.77%	>$21,649	>8.0%	>$27,062	>10.0%
Tier I Capital (to Risk-Weighted Assets)	$35,428	13.09%	>$10,825	>4.0%	>$16,237	> 6.0%
Tier I Capital (to Average Assets)	$35,428	10.39%	>$13,634	>4.0%	>$17,043	> 5.0%

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

NOTE 9.  SUBORDINATED DEBENTURES

On May 1, 2007, Sterling Banks Capital Trust I, a Delaware statutory business trust and a wholly-owned subsidiary of the Company, issued $6.0 million of variable rate capital trust pass-through securities to investors.  The variable interest rate re-prices quarterly after five years at the three month LIBOR plus 1.70% and was 6.744% as of September 30, 2007.  Sterling Banks Capital Trust I purchased $6.2 million of variable rate junior subordinated deferrable interest debentures from the Company.  The debentures are the sole asset of the Trust.  The terms of the junior subordinated debentures are the same as the terms of the capital securities.  The Company has also fully and unconditionally guaranteed the obligations of the Trust under the capital securities.  The capital securities are redeemable by the Company on or after May 1, 2012 at par, or earlier if the deduction of related interest for federal income taxes is prohibited, classification as Tier I Capital is no longer allowed, or certain other contingencies arise.  The capital securities must be redeemed upon final maturity of the subordinated debentures on May 1, 2037.  Proceeds of approximately $4.5 million were contributed to paid-in capital of the Bank.  The remaining $1.5 million was retained at the Company for future use.

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

These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, which are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; the effect that maintaining regulatory capital requirements could have on the growth of the Company; inflation; changes in prevailing short term and long term interest rates; national and global liquidity of the banking system; the performance of newly established branches; changes in loan portfolio quality; changes in the rate of deposit withdrawals; changes in the volume of loan refinancings; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the impact of changes in financial services laws and regulations (including laws concerning  taxes,  banking,  securities and insurance); technological changes; changes in consumer spending and saving habits; changes in the local competitive landscape, including the acquisition of local and regional banks in the Company’s geographic marketplace; the impact of additional costs incurred by the Company in connection with the Merger; the success or failure of the Bank’s integration of the operations of Peoples Savings Bank; the ability of management of the Company to achieve the anticipated benefits of the Merger; and the success of the Company at managing the risks resulting from these factors.

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

Consolidated Results of Operations
Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
(Unaudited)

The following discussion compares the results of operations for the three months ended September 30, 2007 (unaudited) to the results of operations for the three months ended September 30, 2006 (unaudited).  This discussion should be read in conjunction with the accompanying financial statements (unaudited) and related notes, as well as statistical information included in this Form 10-QSB.

Net Income. For the three months ended September 30, 2007, net loss totaled $94,000, compared to net income of $299,000 for the three months ended September 30, 2006.  Decreased net income for the three months ended September 30, 2007 was attributable primarily to an increase in noninterest expenses of $983,000, partially offset by an increase in net interest income after provision for loan losses of $315,000.  Basic and diluted losses per share for the three months ended September 30, 2007 totaled $0.02, compared to income of $0.06 for the same period of 2006.  Per share data give retroactive effect to the 21 for 20 stock split issued in September 2007.

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

Net interest income after provision for loan losses for the three months ended September 30, 2007 totaled $3,241,000, an increase of 10.8% over $2,926,000 for the three months ended September 30, 2006.  The net interest margin for the three months ended September 30, 2007 was 3.39%, compared to 3.67% for the comparable period of 2006.  The decrease in the net interest margin is due mainly to the increase in short term interest-bearing liability rates and the inverted to flat yield curve, as it relates to interest earning assets during the three months ended September 30, 2007.

Interest income increased by $1,168,000, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, attributable to an increase in average interest-earning assets of $57.8 million and a 17 basis point increase in the yield on average earning assets from 6.92% in 2006 to 7.09% in 2007.  Average loans outstanding during this period increased by $64.4 million, while average investment securities decreased by $7.9 million.  Interest expense increased by $898,000, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006.  During this period, average interest-bearing liabilities increased by $69.9 million, while the average rate paid on interest-bearing liabilities increased to 4.12% for the three months ended September 30, 2007 from 3.87% for the same period of 2006.  The increases in average earning assets and average interest-bearing liabilities reflects the acquisition of Farnsworth in March 2007.

Provision for Loan Losses.   The provision for loan losses was $0 and $45,000 for the three months ended September 30, 2007 and 2006, respectively.

Noninterest Income.  Noninterest income for the three months ended September 30, 2007 and September 30, 2006 was $219,000 and $175,000, respectively.  Noninterest income for the three months ended September 30, 2007 included an increase in service charges of $11,000 and miscellaneous fees of $33,000, which was attributable to the acquisition of Farnsworth.

Noninterest Expenses.  For the three months ended September 30, 2007, noninterest expenses increased by $983,000, or 37.5%, to $3,602,000 compared to $2,619,000 for the same period of 2006.  An increase in compensation expenses of $359,000, or 23.7%, is related to personnel costs for staffing increases relating to the acquisition of Farnsworth and the opening of our new Delran office in 2007.  Increased occupancy, equipment and data processing expenses of $190,000, or 25.9%, are primarily a result of these growth initiatives.  Professional services increased $113,000, or 305.4%, due to increased audit, loan workout and strategic planning services.  Marketing and business development and other expenses increased $321,000, or 97.0%, primarily as a result of expenses relating to our acquisition of Farnsworth, increased FDIC insurance and the opening of our new Delran branch.

Income Taxes.  We recorded an income tax benefit of $48,000 on loss before taxes of $142,000 for the three months ended September 30, 2007, resulting in an effective tax rate of 33.8% for the 2007 period, compared to income tax expense of $183,000 on income before taxes of $482,000 for the same period of 2006, resulting in an effective tax rate of 38.0% for the 2006 period.

Consolidated Results of Operations
Nine Months Ended September 30, 2007 and September 30, 2006
(Unaudited)

The following discussion compares the results of operations for the nine months ended September 30, 2007 (unaudited) to the results of operations for the nine months ended September 30, 2006 (unaudited).  This discussion should be read in conjunction with the accompanying financial statements (unaudited) and related notes, as well as statistical information included in this Form 10-QSB.

Net Income. For the nine months ended September 30, 2007, the net loss totaled $141,000, compared to net income of $975,000 for the nine months ended September 30, 2006.  Decreased net income for the nine months ended September 30, 2007 was attributable primarily to an increase in noninterest expenses of $2,061,000, partially offset by an increase in net interest income after provision for loan losses of $192,000 and an increase in noninterest income of $102,000.  Basic and diluted loss per share for the nine months ended September 30, 2007 totaled $0.03, compared to earnings per share of $0.19 for the same period of 2006.

Net Interest Income. Net interest income for the nine months ended September 30, 2007 totaled $9,446,000, an increase of 1.7% from $9,288,000 for the nine months ended September 30, 2006.  The net interest margin for the nine months ended September 30, 2007 was 3.43%, compared to 3.75% for the comparable period of 2006.  This decrease is due mainly to the current interest rate environment for interest-bearing liabilities in our marketplace and the flat yield curve as it relates to interest earning assets.

Interest income increased by $2,453,000 for the nine months ended September 30, 2007 over the same period in 2006, attributable to a 20 basis point increase in the yield on average earning assets from 6.83% in 2006 to 7.03% in 2007 and an increase in average interest earning assets of $37.4 million.  Average loans outstanding increased by $38.1 million.  The increase in average loans outstanding was attributable to the acquisition of Farnsworth in March 2007.  Interest expense increased by $2,295,000 over the same time period in 2006.  Average interest-bearing liabilities increased by $43.9 million which was directly attributable to the funding requirements for the increased earning assets and the acquisition of Farnsworth Bancorp, Inc.  The average rate paid on interest-bearing liabilities increased to 4.09% for the nine months ended September 30, 2007 from 3.63% for the same period of 2006.

Provision for Loan Losses. The provision for loan losses was $101,000 for the nine months ended September 30, 2007, compared to $135,000 for the same period in 2006.

Noninterest Income.  Noninterest income increased $102,000, or 19.7%, for the nine months ended September 30, 2007 to $620,000, up from $518,000 for the same period of 2006, reflecting mainly an increase of $80,000 in miscellaneous fees attributable to the Farnsworth acquisition and an increase in late charges collected.

Noninterest Expenses.  For the nine months ended September 30, 2007, noninterest expenses increased by $2,061,000, or 25.4%, to $10,160,000, compared to $8,099,000 for the same period of 2006.  Increases in compensation expenses of $787,000, in occupancy, equipment and data processing expenses of $422,000, in professional service expenses of $218,000 and in other operating expenses of $523,000 are primarily related to increases to support the Farnsworth Bancorp, Inc acquisition, the formation of the holding company and the opening of our Delran branch.

Income Taxes.  We recorded an income tax benefit of $54,000 on loss before taxes of $195,000 for the nine months ended September 30, 2007, resulting in an effective tax rate of 27.7% for the 2007 period, compared to income tax expense of $597,000 on income before taxes of $1,572,000 for the same period of 2006, resulting in an effective tax rate of 38.0% for the 2006 period.

Consolidated Financial Condition
At September 30, 2007 and December 31, 2006
(Unaudited)

The following discussion compares the financial condition at September 30, 2007 (unaudited) to the financial condition at December 31, 2006.  This discussion should be read in conjunction with the accompanying financial statements (unaudited) and related notes as well as statistical information included in this Form 10-QSB.

Total Assets. Total assets increased to $416,278,000 at September 30, 2007, compared to $337,248,000 at December 31, 2006, increasing $79,030,000, or 23.4%.  This was due to the acquisition of Farnsworth on March 16, 2007.

Loans. Loans outstanding increased $67.9 million, or 27.7%.  The increase in loans was due to the acquisition of Farnsworth.

Allowance for Loan Losses.  The allowance for loan losses was $2,829,000 at September 30, 2007 as compared to $1,760,000 at December 31, 2006.  The ratio of the allowance for loan losses to total loans was 0.90% and 0.72% at September 30, 2007 and December 31, 2006, respectively.  The Company’s management has considered nonperforming assets and other assets of concern in establishing the allowance for loan losses.  The Company continues to monitor its allowance for possible loan losses and will make future additions or reductions in light of the level of loans in its portfolio and as economic conditions dictate.

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

The Company had $6,142,000 and $268,000, respectively, in loans on a nonaccrual status at September 30, 2007 and December 31, 2006.  This increase is the result of seven loans that the Company placed on nonaccrual status during the first nine months of 2007.

Deposits.  Deposits totaled $364,244,000 at September 30, 2007, increasing $68,954,000, or 23.4%, from the December 31, 2006 balance of $295,290,000.  The increase in deposits resulted primarily from the acquisition of Farnsworth.

Federal Home Loan Bank Advances and Other Borrowings. Federal Home Loan Bank advances and other borrowings totaled $7,050,000 at September 30, 2007, increasing $1,165,000 from December 31, 2006.  Other borrowings (Trust Preferred Securities) increased $6,000,000 as a result of the Bank’s capital requirements, which was partially offset by a reduction in FHLB advances of $4,835,000.

Shareholders’ Equity.  Shareholders’ equity increased by $8,609,000, or 24.8%, mainly as a result of common shares issued in the acquisition of Farnsworth during March 2007.  The Company also declared and paid a $0.03 per share cash dividend to its shareholders in each of the first three quarters of 2007.

Comparative Average Balances, Interest and Yields:

	Nine Months Ended
	September 30, 2007			September 30, 2006
	Average Balance	Interest Income/Expense	Annual Yield	Average Balance	Interest Income/Expense	Annual Yield
Assets
Loans, net (1)	$295,497,000	$16,984,000	7.68%	$257,390,000	$14,621,000	7.60%
Investment securities (2)	57,391,000	1,778,000	4.14	59,932,000	1,772,000	3.95
Due from banks	4,444,000	168,000	5.07	7,924,000	296,000	5.00
Federal funds sold	10,974,000	428,000	5.22	5,710,000	216,000	5.06
Total interest-earning assets	368,306,000	19,358,000	7.03	330,956,000	16,905,000	6.83

Allowance for loan losses	(2,567,000)			(1,222,000)
Other assets	40,200,000			19,713,000
Total assets	$405,939,000			$349,447,000

Liabilities and shareholders’ equity
Time deposits	$220,669,000	$7,944,000	4.81%	$186,243,000	$5,848,000	4.20%
NOW/MMDA/savings accounts	97,798,000	1,721,000	2.35	80,785,000	1,427,000	2.36
Borrowed funds	5,767,000	247,000	5.73	13,303,000	342,000	3.44
Total interest-bearing liabilities	324,234,000	9,912,000	4.09	280,330,000	7,617,000	3.63

Noninterest-bearing demand deposits	40,554,000			33,764,000
Other liabilities	558,000			1,022,000
Shareholders’ equity	40,593,000			34,331,000
Total liabilities and shareholders’ equity	$405,939,000			$349,447,000

Net interest income		$9,446,000			$9,288,000

Interest rate spread (3)			2.94%			3.20%

Net interest margin (4)			3.43%			3.75%
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

Liquidity

Liquidity describes our ability to meet the financial obligations that arise out of the ordinary course of business.  Liquidity addresses the Company’s ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund current and planned expenditures.  Liquidity is derived from loan and investment securities repayments and income from interest-earning assets.  Our loan to deposit ratio was 85.9% and 82.9% at September 30, 2007 and December 31, 2006, respectively.

The Company seeks to rely primarily on core deposits from customers to provide stable and cost-effective sources of funding to support growth.  The Company also seeks to augment such deposits with longer term and higher yielding certificates of deposit.  To the extent that retail deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds market.  As of September 30, 2007, the Company maintained lines of credit with correspondent banks of $106.6 million.  Longer term funding requirements can be satisfied through advances from the Federal Home Loan Bank.

As of September 30, 2007, the Company’s investment securities portfolio included $19.1 million of mortgage-backed securities that provide significant cash flow each month.  The majority of the investment portfolio is classified as available-for-sale, is readily marketable, and is available to meet liquidity needs.  The Company’s residential real estate portfolio includes loans, which are underwritten to secondary market criteria, and provide an additional source of liquidity.

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

At September 30, 2007, management believes that the Bank is “well capitalized,” as defined by regulatory banking agencies, and in compliance with all applicable regulatory capital requirements.  The Company’s long term goal is to ensure that the Bank is “well capitalized” under the applicable regulatory standards.  To this end, the Company issued $6.0 million of trust preferred securities (the “Securities”) on May 1, 2007.  The Securities bear interest at 6.744% for the first five years.  Subsequently, the interest rate will be adjusted quarterly based on a three month LIBOR rate plus 1.70%.  The Securities are callable after five years with a final maturity of May 1, 2037.  The Company contributed $4.5 million of the proceeds of the Securities to the capital of the Bank, as Tier I capital.

On June 16, 2007, the Company opened a branch in Delran Township, Burlington County, New Jersey. The Company has incurred and will continue to incur significant expenses in connection with the new branch, including costs associated with branch construction, staffing and equipment needs sufficient to create the infrastructure necessary for branch operations.  Unless and until the new branch generates sufficient income to offset these additional costs, the new branch will reduce the Company’s net earnings.

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

As of September 30, 2007, commitments to extend credit and unused lines of credit amounted to approximately $58.8 million and standby letters of credit were approximately $5.6 million.  See Note 8 to the Notes to Financial Statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 for additional information regarding the Bank’s long-term lease obligations.

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

None.

ITEM 3.  Defaults upon Senior Securities.

None.

ITEM 4.   Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.   Other Information.

None.

ITEM 6.   Exhibits.

The following are filed as exhibits to this report:

Exhibit 3.1	Amended and Restated Bylaws of Sterling Banks, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated September 25, 2007).
Exhibit 31.1	Certification of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING BANKS, INC.

Date: November 14, 2007	By:	/s/ Robert H. King
Robert H. King
President and Chief Executive Officer

Date: November 14, 2007	By:	/s/ R. Scott Horner
R. Scott Horner
Executive Vice President and Chief
Financial Officer