Form 10KSB
period 2007-12-31
Sterling Banks, Inc.
filed 2008-03-31
CIK 1358697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
____________
FORM 10-KSB

[X]	Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007
-OR-
[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to _____________.
Commission File No. 333-133649

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

State registrant’s revenues for its most recent fiscal year: $26,744,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the sale price of the registrant's Common Stock as of March 14, 2008, was $29,933,172 ($5.90 per share times 5,073,419 shares of Common Stock held by non-affiliates).

As of March 14, 2008, there were 5,843,362 outstanding shares of the registrant's Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Proxy Statement to Shareholders for the 2008 Annual Meeting of Shareholders. (Part III)

Transitional Small Business Disclosure Format (check one):  YES ___  NO X

PART I

Forward-Looking Statements

Sterling Banks, Inc. (the “Company”) may from time to time make written or oral "forward-looking statements", including statements contained in the Company’s filings with the Securities and Exchange Commission (including this Annual Report on Form 10-KSB and the exhibits hereto), in its reports to shareholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, which are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; the effect that maintaining regulatory capital requirements could have on the growth and earnings of the Company; inflation; changes in interest rates; changes in loan portfolio quality; changes in the rate of deposit withdrawals; changes in the volume of loan refinancings; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality  compared to competitors' products and services; the impact of changes in financial services laws and regulations (including laws concerning  taxes,  banking,  securities and insurance); technological changes; changes in consumer spending and saving habits; the impact of additional costs incurred by the Company in connection with the merger; the ability of the management of the Company to achieve the anticipated benefits of the merger; and the success of the Company at managing the risks resulting from these factors.

The Company cautions that the above-listed factors are not exclusive.  The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Item 1.  Description of Business.

General

The Company is a bank holding company headquartered in Burlington County, New Jersey, with assets of $410.5 million as of December 31, 2007.  Our main office is located in Mount Laurel, New Jersey with ten other Community Banking Centers located in Burlington and Camden Counties, New Jersey.  We believe that this geographic area represents a stable and attractive banking market with a diversified and expanding economy.  We began operations in December 1990 with the purpose of serving consumers and small to medium-sized businesses in our market area.  We have chosen to focus on the higher growth areas of western Burlington County and eastern Camden County.  We believe that understanding the character and nature of the local communities that it serves, and having first-hand knowledge of customers and their needs for financial services enable it to compete effectively and efficiently.  All references to “we,” “us,” “our,” and “ours” and similar terms in this report refers to the Company and its subsidiaries, collectively, except where the context otherwise requires.

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

The Company is the successor to Sterling Bank (the “Bank”) pursuant to the Plan of Reorganization by and between the Company and the Bank that was completed on March 16, 2007, whereby the Bank became a wholly-owned subsidiary of the Company.  Additionally, on March 16, 2007, the Bank, the Company and Farnsworth Bancorp, Inc. (“Farnsworth”) completed the merger (the “Merger”) in which Farnsworth merged with and into the Company, with the Company as the surviving corporation. Subsequent to the Merger, Peoples Savings Bank, a wholly-owned subsidiary of Farnsworth, was merged with and into the Bank, with the Bank as the surviving Bank.  As a result of merger of Peoples Savings Bank, the Bank acquired four new branches.  The Merger and the transactions associated with the Merger have provided the basis for the substantial transition of the Company to its current size and structure.

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

Development of the Branch Network.  We have achieved our growth by expanding our branch presence into markets we have identified as growth opportunities.  We began a period of facility expansion in September 1996 with the opening of our second branch in Cherry Hill, New Jersey.  This was followed by the opening of new branches in Mount Laurel (November 1997), Southampton Township-Vincentown (December 1998), Maple Shade (May 1999), Medford (May 2000), Voorhees (November 2005), and Delran (June 2007).  In addition, as a result of the Merger, we have acquired three branches in Bordentown, Florence and Evesham Township-Marlton (March 2007).  Each of these full-service Community Banking Centers is carefully positioned to deliver competitively priced and personalized products and services over expanded banking hours during both traditional and non-traditional hours of availability.  We are continuing to plan the development of a cohesive network of community-focused branches.  We are actively evaluating a number of additional sites for the establishment of new branches, but we have no definitive plans to open any branches in the near future.

Maintaining a Community Focus. Sterling offers a wide array of banking products and services specifically designed for the consumer and the small to medium-sized business, informed and friendly professional staff, expanded operating hours, consistently-applied credit policies, and local and timely decision making.

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

Emphasizing Local Loan Generation.  Our management team’s depth of experience in commercial lending has been an important factor in our efforts to increase our lending to consumers and small to medium-sized businesses in the southern New Jersey region.  The Company generates substantially all of its loans in its immediate market area.  Our knowledge of our market has enabled us to identify niche markets that are similar to those in which we currently operate.  For example, we have formed two specific groups: the Specialized Lending and the Private Banking Group.  The Specialized Lending Group focuses on construction loans.  Our Private Banking Group targets wealthy individuals and families in our markets and offers flexible, responsive service.

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

Experienced Personnel.  The members of our executive management have an average of 32 years of banking experience in providing quality service to consumers and businesses in the southern New Jersey region.

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

We generate substantially all of our loans in the State of New Jersey, with a significant portion in Burlington and Camden Counties.  At December 31, 2007, our loan portfolio totaled approximately $312.2 million, excluding loans held for sale.

At December 31, 2007, our lending limit to one borrower under applicable regulations was approximately $7.6 million, or approximately 15% of capital funds.

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

Analysis of Loan Portfolio.  Set forth below is selected data relating to the composition of the Company's loan portfolio, excluding net deferred fees, by type of loan at the dates indicated.  The change in the mix below between 2006 and 2007 is a direct result of the Merger.

	At December 31,
	2007		2006
Type of Loans:	Amount	Percent	Amount	Percent
Commercial	$196,370,000	62.8%	$167,790,000	69.1%
Residential Mortgage	61,779,000	19.8	27,643,000	11.4
Consumer	54,429,000	17.4	47,426,000	19.5
Total	$312,578,000	100.0%	$242,859,000	100.0%

           Loan Maturity. The following table sets forth the contractual maturity of the Company's loan portfolio at December 31, 2007.  The table does not include prepayments or scheduled principal repayments.

	Due within 1 year	Due after 1 through 5 years	Due after 5 years	Total
Commercial	$98,286,000	$24,023,000	$74,061,000	$196,370,000
Residential Mortgage	848,000	8,462,000	52,469,000	61,779,000
Consumer	1,054,000	2,749,000	50,626,000	54,429,000
Total amount due	$100,188,000	$35,234,000	$177,156,000	$312,578,000

The following table sets forth the dollar amount of all loans due after December 31, 2007, which have predetermined interest rates and which have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
Commercial	$133,451,000	$62,919,000	$196,370,000
Residential Mortgage	48,817,000	12,962,000	61,779,000
Consumer	53,985,000	444,000	54,429,000
Total	$236,253,000	$76,325,000	$312,578,000

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

We conduct our asset liability management through consultation with members of the Board of Directors, senior management and outside financial advisors.  We have an Investment Committee, which is composed of certain members of the Board of Directors.  The Investment Committee can propose changes to the investment policy to be approved by the Board of Directors, which changes may be adopted without a vote of shareholders. This Investment Committee, in consultation with the Asset/Liability Management Committee, is responsible for the review of interest rate risk and evaluates future liquidity needs over various time periods.  In this capacity, the Investment Committee is responsible for monitoring our investment portfolio and ensuring that investments comply with our investment policy.  The Investment Committee may from time to time consult with investment advisors. Our President and another senior executive officer may purchase or sell securities for the Company’s portfolio in accordance with the guidelines of the Investment Committee. The Board of Directors reviews our investment portfolio on a quarterly basis.

Sources of Funds

Deposits and Other Sources of Funds.  Deposits are the primary source of funds used by us in lending and other general business purposes.  In addition to deposits, we may derive additional funds from principal repayments on loans, the sale of loans and investment securities, and borrowings from other financial institutions or the Federal Home Loan Bank of New York (“FHLB”), which functions as a credit facility for member institutions within its assigned region.  Loan amortization payments have historically been a relatively predictable source of funds.  The level of deposit liabilities can vary significantly and is influenced by prevailing interest rates, money market conditions, general economic conditions and competition.

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

Borrowings.  Deposits are the primary source of funds for the Company's lending and investment activities as well as for general business purposes; however, should the need arise, the Company may access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements.  The Company maintains the ability to borrow funds on an overnight basis under secured and unsecured lines of credit with correspondent banks.  In addition, the Company had advances totaling $10.5 million from the FHLB as of December 31, 2007 with $9.5 million maturing in 30 days or less at floating rates and $1.0 maturing in less than two years with a fixed rate of 4.06% and which cannot be prepaid without penalty.

On May 1, 2007, Sterling Banks Capital Trust I, a Delaware statutory business trust and a wholly-owned subsidiary of the Company (the “Trust”), issued $6.2 million of variable rate capital trust pass-through securities to investors.  The variable interest rate re-prices quarterly after five years at the three month LIBOR plus 1.70% and was 6.744% as of December 31, 2007.  The Trust purchased $6.2 million of variable rate junior subordinated deferrable interest debentures from the Company.  The debentures are the sole asset of the Trust.  The terms of the junior subordinated debentures are the same as the terms of the capital securities.  The Company has also fully and unconditionally guaranteed the obligations of the Trust under the capital securities.  The capital securities are redeemable by the Company on or after May 1, 2012 at par, or earlier if the deduction of related interest for federal income taxes is prohibited, classification as Tier I Capital is no longer allowed, or certain other contingencies arise.  The capital securities must be redeemed upon final maturity of the subordinated debentures on May 1, 2037.  Proceeds of approximately $4.5 million were contributed to paid-in capital of the Bank.  The remaining $1.5 million was retained at the Company for future use.

The following table sets forth information regarding the Company’s borrowed funds:

	At December 31,
	2007	2006
Amount outstanding at year end	$16,500,000	$ 5,885,000
Weighted average interest rate at year end	5.0%	3.5%
Maximum outstanding at any month end	$16,500,000	$14,835,000
Average outstanding	$ 6,202,000	$12,247,000
Weighted average interest rate during the year	5.9%	3.4%

Competition

We experience substantial competition in attracting and retaining deposits and in making loans.  In attracting depositors and borrowers, we compete with commercial banks, savings banks, and savings and loan associations, as well as regional and national insurance companies, regulated small loan companies, local credit unions, regional and national issuers of money market funds and corporate and government borrowers.  The principal market presently served by us has approximately 80 offices of other financial institutions.  In New Jersey generally, and in our Burlington and Camden County market specifically, large commercial banks, as well as savings banks and savings and loan associations, hold a dominant market share.  By virtue of their larger capital and asset size, many such institutions have substantially greater lending limits and other resources than we have and, in certain cases, lower funding costs (the price a bank must pay for deposits and other borrowed monies used to make loans to customers).  In addition, many such institutions are empowered to offer a wider range of services, including international banking and trust services.

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

Regulation

General. Sterling Banks, Inc. is a bank holding company incorporated under the laws of the State of New Jersey on February 28, 2006 for the sole purpose of becoming the holding company of Sterling Bank.  At the 2006 Annual Meeting of Shareholders held on December 12, 2006, shareholders of the Bank approved a proposal to reorganize the Bank into the holding company form of organization in accordance with a Plan of Acquisition.  The Company recognized the assets and liabilities transferred at the carrying amounts in the accounts of the Bank as of March 16, 2007, the effective date of the reorganization.

Sterling Bank is a commercial bank, which commenced operations on December 7, 1990.  The Bank is chartered by the New Jersey Department of Banking and Insurance and is a member of the Federal Reserve System and the Federal Deposit Insurance Corporation.  The Bank maintains its principal office at 3100 Route 38 in Mount Laurel, New Jersey and has eleven other full service branches.  The Bank’s primary deposit products are checking, savings and term certificate accounts, and its primary loan products are consumer, residential mortgage and commercial loans.

Insurance of Deposits.  Our deposits are insured up to a maximum of $100,000 per depositor under the Bank Insurance Fund of the FDIC.  The FDIC has established a risk-based assessment system for all insured depository institutions. Under the risk-based assessment system, deposit insurance premium rates range from zero to 27 basis points.  Our deposit insurance premium has been assessed at ten basis points of deposits.

Restrictions on Dividends.  Because the Company has substantially no assets other than the stock of the Bank, cash dividend payments to our shareholders are primarily limited to the Bank’s ability to pay dividends to the Company.  Dividends by the Bank are subject to the New Jersey Banking Act of 1948 (the “Banking Act”), the Federal Reserve Act, and the Federal Deposit Insurance Act (the “FDIA”).  Under the Banking Act, no dividends may be paid if after such payment the Bank’s surplus (generally, additional paid-in capital plus retained earnings) would be less than 50% of the Bank’s capital stock. Under Federal Reserve Board regulations, without prior approval of the Federal Reserve Board, we cannot pay dividends that exceed our net income from the current year and the preceding two years and, in any event, cannot pay any dividends if we have an accumulated deficit.  Under the FDIA, no dividends may be paid by an insured bank if the bank is in arrears in the payment of any insurance assessment due to the FDIC.

As discussed below, state and federal regulatory authorities have adopted standards for the maintenance of adequate levels of capital by banks.  Adherence to such standards further limits our ability to pay dividends to our shareholders.

In 2007, we paid three cash dividends of $0.03 per share.  In 2006, we paid four quarterly cash dividends of $0.03 per share.  The Company did not pay a cash dividend in the fourth quarter of 2007 and there is no assurance that the Company will resume paying cash dividends in the future.  Our future dividend policy is subject to the discretion of our Board of Directors and will depend upon a number of factors, including future earnings, financial conditions, cash needs, general business conditions and applicable dividend limitations.  Further, the Company's ability to pay cash dividends to shareholders will depend largely on the Bank’s ability to pay dividends to the Company. We have distributed a 5% stock dividend, accounted for as a stock split, each year during the period from 1997 through 2002 and from 2004 through 2006.  In 2007, we distributed a 21 for 20 stock split, effected in the form of a 5% common stock dividend.  We may consider declaring additional stock splits in the future; however, we have not yet made any determination whether to declare or distribute additional stock splits.

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

Prompt Corrective Action.  Under the Federal Deposit Insurance Act, the federal banking agencies possess broad powers to take “prompt corrective action” as deemed appropriate for an insured depository institution and its holding company.  The extent of these powers depends upon whether the institution in question is considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  Generally, the smaller an institution’s capital base in relation to its total assets, the greater the scope and severity of the agencies’ powers.  Business activities may also be influenced by an institution’s capital classification.  At December 31, 2007, we exceeded the required ratios for classification as “well capitalized.”  For additional discussion of capital requirements, we refer you to Note 14, Regulatory Matters of the Notes to our Consolidated Financial Statements.

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

Holding Company Regulation.  The Company is subject to the provisions of the Bank Holding Company Act and to supervision by the FRB and by the New Jersey Department of Banking.  The Bank Holding Company Act requires the Company to secure the prior approval of the FRB before it owns or controls, directly or indirectly, more than 5% of the voting shares or substantially all of the assets of any institution, including another bank.

A bank holding company is also prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in, non-banking activities unless the FRB, by order or regulation, has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.  In making this determination, the FRB considers whether the performance of these activities by a bank holding company would offer benefits to the public that outweigh possible adverse effects.

As a bank holding company, the Company is required to register as such with the FRB, and is required to file with the FRB an annual report and any additional information as the FRB may require pursuant to the Bank Holding Company Act.  The FRB may also conduct examinations of the Company and any or all of its subsidiaries.  Further, under the Bank Holding Company Act and the FRB’s Regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of credit or provision of any property or services.  The so-called anti-tie-in provisions state generally that a bank may not extend credit, lease, sell property or furnish any service to a customer on the condition that the customer provide additional credit or service to the Bank, to the Company or to any other subsidiary of the Company or on the condition that the customer not obtain other credit or service from a competitor of the Bank, to the Company or to any other subsidiary of the Company.

In 1999, legislation was enacted that allows bank holding companies to engage in a wider range of non-banking activities, including greater authority to engage in securities and insurance activities.  Under the Gramm-Leach-Bliley Act (“GLB Act”), a bank holding company that elects to become a financial holding company may engage in any activity that the FRB, in consultation with the Secretary of the Treasury, determines by regulation or order is (1) financial in nature, (2) incidental to any such financial activity, or (3) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally.  The GLB Act makes significant changes in the U.S. banking law, principally by repealing the restrictive provisions of the 1933 Glass-Steagall Act.  The GLB Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the FRB under section 4(c)(8) of the Bank Holding Company Act.  The GLB Act does not authorize banks or their affiliates to engage in commercial activities that are not financial in nature.  A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well capitalized, well managed and have at least a satisfactory rating under the Community Reinvestment Act.  The Company may elect to become a financial holding company but has not done so as of December 31, 2007.

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

As directed by Section 404 of the Sarbanes-Oxley Act, the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-KSB that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting.  Under the SEC’s current rules, we must comply with this requirement beginning with this annual report.  In addition, beginning with our 2009 fiscal year, the independent registered public accounting firm auditing the Company’s financial statements must attest to and report on the effectiveness of the Company’s internal control over financial reporting, although proposals to exempt companies of our size are being discussed.  The costs associated with the implementation of this requirement, including documentation and testing, have not been estimated by us. If we are ever unable to conclude that we have effective internal control over financial reporting, or if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting for any future year-ends as required by Section 404, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

Employees.  As of December 31, 2007, we had 116 full-time and 25 part-time employees.  Our employees are not represented by a collective bargaining agent.  We believe the relationship with our employees to be good.

Item 2.  Description of Property.

(a)	Location and Condition of Property.

The Company currently operates 11 bank branches; 6 are owned and 5 are leased.  Our principal office in Mount Laurel, New Jersey, consisting of 10,500 square feet, is leased.  The lease expires on December 31, 2015 with renewal options available through December 31, 2035.   A second branch office is leased in Medford, New Jersey consisting of 3,000 square feet.  The Medford lease expires on May 31, 2025 with renewal options available through May 31, 2035.  A third branch office is leased in Voorhees, New Jersey consisting of 3,000 square feet.  The Voorhees lease expires on November 30, 2020 with renewal options available through November 30, 2045.  A fourth branch office is leased in Marlton, New Jersey consisting of 2,200 square feet.  The Marlton lease expires on November 30, 2012 with renewal options available through November 30, 2022.  A fifth branch office is leased in Delran, New Jersey consisting of 3,000 square feet.  The Delran lease expires on June 30, 2027 with renewal options available through June 30, 2047.  In addition, we own branch offices located in Cherry Hill, Mount Laurel, Vincentown, Maple Shade, Bordentown and Florence, New Jersey containing 3,000, 7,200, 6,400, 3,300, 7,900 and 1,000 square feet, respectively.

We also lease an administrative office in Mount Laurel, New Jersey consisting of 8,100 square feet.  This lease will expire on July 31, 2008.

Management considers the physical condition of all offices and branches to be good and adequate for the conduct of the Company’s business.

(b)	Investment Policies.

See "Item 1.  Business" above for a general description of the Company's investment policies.  The Company's investments are primarily acquired to produce income, and to a lesser extent, possible capital gain.  The Company’s investment policies may be changed by the Investment Committee and/or the Board of Directors, without shareholder approval.

(1) Investments in Real Estate or Interests in Real Estate.  See Item 2(a), “Location and Condition of Property,” above, and Note 9, “Bank Premises and Equipment,” to the Notes to Consolidated Financial Statements in the consolidated financial statements appearing in the exhibits of this Annual Report.

(2) Investments in Real Estate Mortgages.  The Company receives real estate mortgages in the ordinary course of its lending activities; the Company services those mortgages that it holds.  See Item 1, “Description of Business - Lending Activities.”

(3) Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities.  With the exception of purchases of mortgage-backed securities issued by the U.S. government-sponsored enterprises, the Company does not invest in securities of or interest in persons primarily engaged in real estate activities.  See Item 1, “Description of Business – Investment Portfolio,” and Note  4, “Investment Securities,” to the Notes to Consolidated Financial Statements in the consolidated financial statements appearing in the exhibits of this Annual Report.

(c)	Description of Real Estate and Operating Data.

See information set forth above in Item 2(a), “Location and Condition of Property,” above, and in Note 9, “Bank Premises and Equipment,” to the Notes to Consolidated Financial Statements in the consolidated financial statements appearing in the exhibits of this Annual Report.  In management’s view, the Company’s properties are adequately covered by insurance.

Item 3. Legal Proceedings.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

The following table shows the stock option exercises in 2007.  Only employees of the Company exercised such options in 2007.  The information provided in the table below does not give effect to the 21 for 20 stock split.

Date	Exercised Shares	Price
01/12/07	3,104	$ 6.66
01/19/07	776	6.66
03/13/07	1,277	7.20
03/13/07	579	8.04
04/27/07	7,757	6.66

The stock option exercises on January 12, 2007, January 19, 2007 and March 13, 2007 were exempt offers and sales under Section 3(a)(2) of the Securities Act.  The exercise on April 27, 2007 was exempt under Section 4(2) of the Securities Act.

Our common stock is listed on the Nasdaq Capital Market.  The number of shareholders of record of our common stock, as of December 31, 2007, was 533.

For information with respect to Equity Compensation Plans see Item 11(d), “Securities Authorized for Issuance under Equity Compensation Plans.”

The table below presents the high and low sales prices reported for our common stock as reported by the NASDAQ Stock Market for the periods indicated.  Sale prices have been adjusted for stock splits and dividends.

NASDAQ Stock Market
Year	Quarter	High price	Low price
2007	4th	$8.22	$6.23
	3rd	9.99	7.50
	2nd	10.19	7.80
	1st	11.12	9.00
2006	4th	$11.22	$9.65
	3rd	11.85	9.72
	2nd	13.01	10.82
	1st	16.71	10.66

Dividends

The holders of our common stock are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available therefor.  Our ability to pay cash dividends is limited by applicable state and federal law.  See "Item 1. Description of Business – Regulation – Restriction on Dividends".

In 2006, we paid four cash dividends of $0.03 per share.  In 2007, we paid three cash dividends of $0.03 per share.  The Company did not pay a cash dividend in the fourth quarter of 2007 and there is no assurance that the Company will resume paying cash dividends in the future.  Future payments of dividends, if any, is subject to the discretion of our Board of Directors and will depend upon a number of factors, including future earnings, financial conditions, cash needs, general business conditions and applicable legal limitations, including meeting regulatory capital requirements.  Further, the Company's ability to pay cash dividends to shareholders will depend largely on the Bank’s ability to pay dividends to the Company.

We have distributed a 5% stock dividend, accounted for as a stock split, each year during the period from 1997 through 2002 and from 2004 through 2006.  In 2007, we distributed a 21 for 20 stock split, effected in the form of a 5% common stock dividend.  We may consider declaring additional stock splits in the future.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

The information contained in the section captioned “Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations” is included as an exhibit to this Annual Report.

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

The regulatory capital of the combined company is reduced by goodwill incurred in connection with the Merger.

The Merger was accounted for by the Company as a purchase, and the amount by which the purchase price exceeds the fair value of the net tangible and identifiable intangible assets acquired by the Company through the Merger was recorded as goodwill, which was approximately $11.7 million. Because goodwill reduces regulatory capital, the Merger has made it more difficult for the Company to meet its regulatory capital requirements.  As a result, in May 2007, the Company raised $6.0 million through the issuance by its subsidiary, Sterling Capital Trust I, of trust preferred securities.  The Company invested $4.5 million of these proceeds in the Bank.  The Company has agreed with the FRB to maintain sufficient capital to be considered well capitalized following the Merger and we believe as of December 31, 2007 that we continue to meet this requirement.

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

As of December 31, 2007, our allowance for loan losses was approximately $2.9 million, which represented 0.93% of outstanding loans.  At such date, we had five loans on nonaccrual status.  Although management believes that our allowance for loan losses is adequate, there can be no assurance that the allowance will prove sufficient to cover future loan losses.  Further, although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to our non-performing or performing loans.  Additions to our allowance for loan losses would result in a decrease in our net income and capital, and could have a material adverse effect on our financial condition and results of operations.

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

In addition to the financial strength and cash flow characteristics of the borrower in each case, we often secure our loans with real estate collateral.  As of December 31, 2007, approximately 71% of our loans had real estate as a primary, secondary or tertiary component of collateral.  Real estate values and real estate markets are generally affected by, among other things, changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies, and acts of nature.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower.  If real estate prices in our markets decline, the value of the real estate collateral securing our loans could be reduced.  If we are required to liquidate the collateral securing a loan during a period of reduced real estate values to satisfy the debt, our earnings and capital could be adversely affected.

The loss of our executive officers and certain other key personnel could hurt our business.

Our success depends, to a great extent, upon the services of Robert H. King, our President and Chief Executive Officer; John Herninko, our Executive Vice President and Senior Loan Officer; R. Scott Horner, our Executive Vice President and Chief Financial Officer; Dale F. Braun, Jr., our Senior Vice President and Controller; Kimberly A. Johnson, Senior Vice President and Corporate Services Officer; and Theresa S. Valentino Congdon, our Senior Vice President and Senior Retail Officer.  From time to time, we also need to recruit personnel to fill vacant positions for experienced lending and credit administration officers.  Competition for qualified personnel in the banking industry is intense, and there can be no assurance that we will continue to be successful in attracting, recruiting and retaining the necessary skilled managerial, marketing and technical personnel for the successful operation of our existing lending, operations, accounting and administrative functions or to support the expansion of the functions necessary for our future growth.  Our inability to hire or retain key personnel could have a material adverse effect on our results of operations.

Our legal lending limits are relatively low and restrict our ability to compete for larger customers.

At December 31, 2007, our lending limit per borrower was approximately $7.6 million, or approximately 15% of our capital.  Accordingly, the size of loans that we can offer to potential borrowers is less than the size of loans that many of our competitors with larger capitalization are able to offer.  We may engage in loan participations with other banks for loans in excess of our legal lending limits.  However, there can be no assurance that such participations will be available at all or on terms which are favorable to us and our customers.

Risks Related to Our Common Stock

There is a limited trading market for our common stock, which may adversely impact the ability to sell shares and the price received for shares.

Our common stock has limited trading activity, and although our common stock is listed on the Nasdaq Capital Market, the trading in our common stock will develop at any time in the foreseeable future.  This means that there may be limited liquidity for our common stock, which may make it difficult to buy or sell our common stock, may negatively affect the price of our common stock and may cause volatility in the price of our common stock.  See Item 5, “Market for Common Equity and Related Stockholder Matters,” above.

We have ceased paying cash dividends on a quarterly basis on our common stock and there is no assurance that we will resume doing so.

We have a limited history of paying cash dividends on our common stock.  We paid our first cash dividend to our shareholders in February 2004.  Although we subsequently paid cash dividends on a quarterly basis, the Company did not pay a cash dividend in the fourth quarter of 2007 and there is no assurance that the Company will resume paying cash dividends in the future.  Future payment of cash dividends, if any, will be at the discretion of the Board of Directors and will be dependent upon a number of factors including financial condition, cash needs, general business conditions and applicable legal limitations, including meeting regulatory capital requirements.  See Item 5, “Market for Common Equity and Related Stockholder Matters,” above.

Our management and significant shareholders control a substantial percentage of our stock and therefore have the ability to exercise substantial influence over our affairs.

As of March 15, 2008, our directors and executive officers beneficially owned approximately 1,067,000 shares, or approximately 17%, of our common stock, including options with the vested right to purchase approximately 297,000 shares, in the aggregate, of our common stock at exercise prices ranging from $6.27 to $10.90 per share.  In addition, approximately 7% of our common stock is controlled by a non-management shareholder.  Also, approximately 5% of our common stock is control by an institutional investor.  Because of the large percentage of stock held by our directors and executive officers and other significant shareholders, these persons could influence the outcome of any matter submitted to a vote of our shareholders.

We may issue additional shares of common stock, which may dilute the ownership and voting power of our shareholders and the book value of our common stock.

We are currently authorized to issue up to 15,000,000 shares of common stock.  Of that amount, approximately 5,843,362 shares were issued and outstanding as of March 15, 2008.  On March 16, 2007, we completed the Plan of Merger with Farnsworth Bancorp, Inc., for which the Holding Company issued approximately 768,438 shares of common stock.  Our Board of Directors has authority, without action or vote of the shareholders (except to the extent required under applicable rules of the Nasdaq Capital Market), to issue all or part of the authorized but unissued shares.  A total of 518,168 shares of common stock have been reserved for issuance under options outstanding on March 15, 2008.  As of March 15, 2008, options to purchase a total of 373,043 shares were exercisable and had exercise prices ranging from $6.27 to $10.90.  Any such issuance will dilute the percentage ownership interest of shareholders and may further dilute the book value of our common stock.  Further, we are proposing two new stock option plans with 300,000 and 600,000 additional shares authorized, that, if approved by our shareholders, would provide for new shares to be issued.

Our common stock is not insured and you could lose the value of your entire investment.

An investment in shares of our common stock is not a deposit and is not insured against loss by the government.

Risks Related to Our Industry

We operate in a competitive market which could constrain our future growth and profitability.

We operate in a competitive environment, competing for deposits and loans with commercial banks, savings associations and other financial entities.  Competition for deposits comes primarily from other commercial banks, savings associations, credit unions, money market and mutual funds and other investment alternatives.  Competition for loans comes primarily from other commercial banks, savings associations, mortgage banking firms, credit unions and other financial intermediaries.  Many of the financial intermediaries operating in our market area offer certain services, such as trust investment and international banking services, which we do not offer.  Moreover, banks with a larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the needs of larger customers.  See Item 1, “Description of Business – Competition,” above.

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

Compliance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and listing standards promulgated by the SEC and Nasdaq may significantly increase our legal and financial and accounting costs in the future, once full compliance is required.  In addition, full compliance with the requirements may take a significant amount of management’s and the Board of Directors’ time and resources.  Likewise, these developments may make it more difficult for us to attract and retain qualified members of our board of directors, particularly independent directors, or qualified executive officers.

As directed by Section 404 of the Sarbanes-Oxley Act, the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K or 10-KSB that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting.  Under the SEC’s current rules, we must comply with this requirement beginning with this annual report.  In addition, beginning with our 2009 fiscal year, the independent registered public accounting firm auditing the Company’s financial statements must attest to and report on the effectiveness of the Company’s internal control over financial reporting.  The costs associated with the implementation of this requirement, including documentation and testing, have not been estimated by us.  If we are ever unable to conclude that we have effective internal control over financial reporting or, if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting for any future year-ends as required by Section 404, we may incur additional costs to rectify the deficiency and investors could lose confidence in the reliability of our financial statements, either of which could result in a decrease in the value of our securities.

Item 7.  Financial Statements.

The Company's financial statements listed under Item 13 are included as an exhibit to this Annual Report.

Item 8.  Changes in and Disagreements with Accountants On Accounting and Financial Disclosure.

Not applicable.

Item 8A(T). Controls and Procedures.

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Because of the inherent limitations in all control systems, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Furthermore, our controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control, and misstatements due to error or fraud may occur and not be detected on a timely basis.

Management’s Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements and the reliability of financial reporting.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on our assessment, we believe that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.  This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting in the quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B. Other Information.

Not applicable.

PART III

The Company will file a definitive proxy statement for its 2008 Annual Meeting of Shareholders pursuant to Regulation 14A (the “Proxy Statement”) within 120 days after the end of the fiscal year covered by this annual report on Form 10-KSB (i.e., by April 29, 2008); accordingly, certain information that is required under Part III of this annual report on Form 10-KSB is omitted from this report and will be included in the Proxy Statement, and is incorporated herein by reference to the Proxy Statement.

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The information contained under the sections captioned “Section 16(a) Beneficial Ownership Reporting Compliance” and “Election of Directors” and “Audit Committee” in the Company’s Proxy Statement is incorporated herein by reference.

Code of Ethics.  The Company has adopted a Code of Ethics for the Company’s chief executive officer and principal financial and accounting officers.  Printed copies of the Code of Ethics are available without charge to any shareholder upon written request addressed to R. Scott Horner, Secretary, Sterling Banks, Inc., 3100 Route 38, Mount Laurel, New Jersey 08054.  Any amendments to the Code of Ethics, or any waivers of the Code of Ethics, will be disclosed promptly on a Current Report on Form 8-K filed with the Securities and Exchange Commission.

Item 10.  Executive Compensation.

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

2.           Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of shares of Common Stock to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of shares of Common Stock remaining available for future issuance under equity compensation plans (excluding options reflected in column (a)) (c)
Equity compensation plans approved by shareholders	518,168	$8.43	0
Equity compensation plans not approved by shareholders	not applicable	not applicable	not applicable
Total	518,168	$8.43	0

Item 12.  Certain Relationships and Related Transactions.

The information is incorporated herein by reference to the section captioned “Certain Transactions” in the Proxy Statement.

Item 13.  Exhibits.

(a)  Listed below are all financial statements and exhibits filed as part of this Report.

1.	The consolidated statements of financial condition of Sterling Banks, Inc. as of
December 31, 2007 and 2006 and the related consolidated statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2007 and 2006 together with the related notes.

2.	Schedules omitted as they are not applicable.

3.	The following exhibits are included in this Report or incorporated herein by reference:

(a)	List of Exhibits:

2.1	Plan of Acquisition, dated April 26, 2006 by and between Sterling Bank and
Sterling Banks, Inc. (a)
2.2	Agreement and Plan of Merger, dated June 23, 2006, by and among Sterling
Banks, Inc., Sterling Bank, and Farnsworth Bancorp, Inc. (b)
3.1	Certificate of Incorporation of Sterling Banks, Inc. (c)
3.2	Amended and Restated Bylaws of Sterling Banks, Inc. (d)
10.1	1994 Employee Stock Option Plan (e), (g)
10.2	1998 Employee Stock Option Plan (e), (g)
10.3	2003 Employee Stock Option Plan (e), (g)
10.4	Change in Control Severance Agreement dated December 26, 2007 between the
Company, the Bank and R. Scott Horner (g), (h)
10.5	Change in Control Severance Agreement dated December 26, 2007 between the
Company, the Bank and John Herninko (g), (h)
10.6	Employment agreement dated January 26, 2006 between the Bank and Robert H.
King (f), (g)
10.7	Amendment to Employment Agreement dated December 26, 2007 between the Bank and Robert H. King (g)
10.8	Lease dated as of April 3, 1990, as amended, for headquarters facility in Mount
Laurel, New Jersey (e)
23.1	Consent of McGladrey & Pullen, LLP, Independent Registered Public Accounting
Firm
31.1	CEO Certification required under Section 302 of Sarbanes – Oxley Act of 2002
31.2	CFO Certification required under Section 302 of Sarbanes – Oxley Act of 2002
32.1	CEO Certification required under Section 906 of Sarbanes – Oxley Act of 2002
32.2	CFO Certification required under Section 906 of Sarbanes – Oxley Act of 2002

(a)	Incorporated by reference to Exhibit 2.1 of Sterling Banks, Inc.; Registration
Statement on Form S-4 (File no. 333-133649).
(b)	Incorporated by reference to Exhibit 2.2 of Sterling Banks, Inc.; Registration
Statement on Form S-4 (File no. 333-133649).
(c)	Incorporated by reference to Exhibit 3.1 of Sterling Banks, Inc.; Registration
Statement on Form S-4 (File no. 333-133649).
(d)	Incorporated by reference to Exhibit 3.4 of Sterling Banks, Inc.; Registration
Statement on Form S-4 (File no. 333-133649).

(e)	Incorporated by reference to the Bank’s Annual Report on Form 10-KSB for the year ended December 31, 2003.
(f)	Incorporated by reference to the Bank’s Current Report on Form 8-K dated January
25, 2006.
(g)	Management contract or compensatory plan or arrangement.
(h)	Incorporated by reference to the Bank’s Current Report on Form 8-K dated
January 4, 2008.

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
Robert H. King
President and Chief Executive Officer
Date: March 25, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 2008.

/s/ Robert H. King	/s/ Benjamin D. Goldman, Esq
Robert H. King	Benjamin D. Goldman, Esq.
President, Chief Executive Officer	Director
and Director
(Principal Executive Officer)	/s/ James L. Kaltenbach, M.D.
James L. Kaltenbach, M.D.
/s/ R. Scott Horner	Director
R. Scott Horner
Executive Vice President, Chief	/s/ G. Edward Koenig, Jr.
Financial Officer and Director	G. Edward Koenig, Jr.
(Principal Financial Officer)	Director

/s/ Dale F. Braun, Jr.	/s/ John J. Maley, Jr., CPA
Dale F. Braun, Jr.	John J. Maley, Jr., CPA
Senior Vice President and Controller	Director
(Principal Accounting Officer)
/s/ Luis G. Rogers
/s/ A. Theodore Eckenhoff	Luis G. Rogers
A. Theodore Eckenhoff	Director
Chairman
/s/ Ronald P. Sandmeyer
/s/ Howard E. Needleman	Ronald P. Sandmeyer
Howard E. Needleman	Director
Vice Chairman
/s/ Jeffrey P. Taylor, P.E.
/s/ S. David Brandt, Esq	Jeffrey P. Taylor, P.E.
S. David Brandt, Esq	Director
Director

/s/ Jeffrey Dubrow
Jeffrey Dubrow
Director