Form 10-Q
period 2008-03-31
Sterling Banks, Inc.
filed 2008-05-14
CIK 1358697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20429

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission File No. 333-133649

STERLING BANKS, INC.
(Exact name of registrant as specified in its charter)

New Jersey	20-4647587
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

3100 Route 38, Mount Laurel, New Jersey 08054
(Address of principal executive offices) (Zip Code)

856-273-5900
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.Yes    X                   No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):YES   NO   X

Number of shares outstanding of the registrant’s common stock, par value $2.00 per share, outstanding as of May 12, 2008: 5,843,362

STERLING BANKS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

INDEX

Part I	FINANCIAL INFORMATION	Page

Item 1.	Consolidated Financial Statements
	Balance Sheets	3
	Statements of Operations	5
	Statements of Shareholders’ Equity	6
	Statements of Cash Flows	7
	Notes to Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4T.	Controls and Procedures	20

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits	20

SIGNATURES		21

EXHIBITS

Exhibit 31.1 Certification of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2 Certification of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

Part I.                                Financial Information

Item 1.                                Financial Statements

STERLING BANKS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2008 AND DECEMBER 31, 2007

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Cash and cash due from banks	$9,867,000	$11,554,000
Federal funds sold	11,852,000	234,000
Cash and cash equivalents	21,719,000	11,788,000

Investment securities held-to-maturity, at cost (fair value of $6,413,000 at March 31, 2008 and $6,797,000 at December 31, 2007)	6,377,000	6,854,000
Investment securities available-for-sale, at fair value	23,826,000	48,095,000
Total investment securities	30,203,000	54,949,000

Restricted stock, at cost	1,807,000	2,229,000

Loans held for sale	7,000	38,000

Loans	311,721,000	312,210,000
Less: allowance for loan losses	(2,671,000)	(2,891,000)
Total net loans	309,050,000	309,319,000

Goodwill and core deposit intangible asset, net	14,862,000	14,924,000
Bank premises and equipment, net	9,643,000	9,751,000
Accrued interest receivable and other assets	6,883,000	7,487,000

Total assets	$394,174,000	$410,485,000

See Notes to Consolidated Financial Statements

STERLING BANKS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2008 AND DECEMBER 31, 2007

	March 31, 2008	December 31, 2007
	(unaudited)
LIABILITIES Deposits
Noninterest-bearing	$40,280,000	$37,246,000
Interest-bearing	301,570,000	311,712,000
Total deposits	341,850,000	348,958,000

Federal Home Loan Bank advances	1,000,000	10,500,000
Subordinated debentures	6,186,000	6,186,000
Accrued interest payable and other accrued liabilities	1,765,000	1,533,000

Total liabilities	350,801,000	367,177,000

COMMITMENTS AND CONTINGENCIES (Note 2)

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $2 par value, 15,000,000 shares authorized; 5,843,362 issued and outstanding at March 31, 2008 and December 31, 2007	11,687,000	11,687,000
Additional paid-in capital	29,719,000	29,708,000
Retained earnings	1,865,000	1,949,000
Accumulated other comprehensive income (loss)	102,000	(36,000)
Total shareholders' equity	43,373,000	43,308,000
Total liabilities and shareholders' equity	$394,174,000	$410,485,000

See Notes to Consolidated Financial Statements

STERLING BANKS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(Unaudited)

	2008	2007
INTEREST INCOME
Interest and fees on loans	$5,510,000	$4,939,000
Interest and dividends on securities	461,000	616,000
Interest on due from banks	1,000	50,000
Interest on federal funds sold	63,000	36,000
Total interest and dividend income	6,035,000	5,641,000

INTEREST EXPENSE
Interest on deposits	2,742,000	2,676,000
Interest on Federal Home Loan Bank advances and overnight borrowings	69,000	57,000
Interest on subordinated debentures	104,000	-
Total interest expense	2,915,000	2,733,000

Net interest income	3,120,000	2,908,000

PROVISION FOR LOAN LOSSES	-	56,000

Net interest income after provision for loan losses	3,120,000	2,852,000

NONINTEREST INCOME
Service charges	60,000	65,000
Gains on sales of available-for-sale securities	93,000	-
Miscellaneous fees and other	151,000	104,000
Total noninterest income	304,000	169,000

NONINTEREST EXPENSES
Compensation and benefits	1,891,000	1,596,000
Occupancy, equipment and data processing	923,000	760,000
Marketing and business development	147,000	124,000
Professional services	165,000	237,000
Amortization of core deposit intangible asset	87,000	14,000
Other operating expenses	336,000	353,000
Total noninterest expenses	3,550,000	3,084,000

LOSS BEFORE INCOME TAX BENEFIT	(126,000)	(63,000)

INCOME TAX BENEFIT	(42,000)	(14,000)

NET LOSS	$(84,000)	$(49,000)

NET LOSS PER COMMON SHARE
Basic and Diluted	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and Diluted	5,843,362	5,169,710

CASH DIVIDENDS PER COMMON SHARE	$-	$0.03

See Notes to Consolidated Financial Statements

STERLING BANKS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
December 31, 2006	4,783,568	$ 9,567,000	$22,930,000	$2,931,000	$(660,000)	$34,768,000

Comprehensive income:
Net loss – 2007	-	-	-	(49,000)	-	(49,000)
Change in net unrealized loss on
securities available-for-sale, net
of reclassification adjustment
and tax effects	-	-	-	-	134,000	134,000
Total comprehensive income						85,000
Cash dividends paid ($0.03 per share)	-	-	-	(144,000)	-	(144,000)
Stock compensation	-	-	6,000	-	-	6,000
Acquisition of Farnsworth Bancorp, Inc.	768,438	1,537,000	7,246,000	-	-	8,783,000
Net proceeds from issuance of
common stock	3,880	8,000	18,000	-	-	26,000

March 31, 2007	5,555,886	$11,112,000	$30,200,000	$2,738,000	$(526,000)	$43,524,000

December 31, 2007	5,843,362	$11,687,000	$29,708,000	$1,949,000	$ (36,000)	$43,308,000

Comprehensive income:
Net loss – 2008	-	-	-	(84,000)	-	(84,000)
Change in net unrealized loss on
securities available-for-sale, net
of reclassification adjustment
and tax effects	-	-	-	-	138,000	138,000
Total comprehensive income						54,000
Stock compensation	-	-	11,000	-	-	11,000

March 31, 2008	5,843,362	$11,687,000	$29,719,000	$1,865,000	$ 102,000	$43,373,000

See Notes to Consolidated Financial Statements

STERLING BANKS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(84,000)	$(49,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	270,000	217,000
Provision for loan losses	-	56,000
Net amortization of purchase premiums and discounts on securities	11,000	13,000
Net amortization of core deposit intangible	87,000	14,000
Stock compensation	11,000	6,000
Realized (gain) loss on sales or retirement of equipment	1,000	(8,000)
Realized gain on sales of securities available-for-sale	(93,000)	-
Proceeds from sale of loans held for sale	89,000	3,603,000
Originations of loans held for sale	(58,000)	(2,428,000)
Changes in operating assets and liabilities:
(Increase) Decrease in accrued interest receivable and other assets	488,000	(23,000)
Increase in accrued interest payable and other accrued liabilities	232,000	1,062,000
Net cash provided by operating activities	954,000	2,463,000

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of securities available-for- sale	5,470,000	-
Proceeds from maturities of securities available-for-sale	18,275,000	-
Proceeds from maturities of securities held-to-maturity	-	875,000
Proceeds from principal payments on mortgage-backed securities available-for-sale	838,000	619,000
Proceeds from principal payments on mortgage-backed securities held-to-maturity	474,000	369,000
Purchases of restricted stock	(1,131,000)	(1,221,000)
Proceeds from sale of restricted stock	1,553,000	1,451,000
Net decrease (increase) in loans	269,000	(7,925,000)
Proceeds from sales of equipment	-	8,000
Purchases of premises and equipment	(163,000)	(642,000)
Cash paid for acquisition, net of cash acquired	-	(878,000)
Net cash provided by (used in) investing activities	25,585,000	(7,344,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock	-	26,000
Dividends paid	-	(144,000)
Net increase (decrease) in noninterest-bearing deposits	3,034,000	(1,054,000)
Net increase (decrease) in interest-bearing deposits	(10,142,000)	10,914,000
Repayments of Federal Home Loan Advances	(9,500,000)	(4,835,000)
Net cash (used in) provided by financing activities	(16,608,000)	4,907,000

INCREASE IN CASH AND CASH EQUIVALENTS	9,931,000	26,000

CASH AND CASH EQUIVALENTS, JANUARY 1,	11,788,000	22,942,000

CASH AND CASH EQUIVALENTS, MARCH 31,	$21,719,000	$22,968,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for: Interest on deposits and borrowed funds	$2,998,000	$2,795,000
Income taxes	$140,000	$70,000

See Notes to Consolidated Financial Statements

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.  DESCRIPTION OF BUSINESS

Sterling Banks, Inc. (the “Company”) is a bank holding company incorporated under the laws of the State of New Jersey on February 28, 2006 for the sole purpose of becoming the holding company of Sterling Bank (the “Bank”).  At the 2006 Annual Meeting of Shareholders held on December 12, 2006, shareholders of the Bank approved a proposal to reorganize the Bank into the holding company form of organization in accordance with a Plan of Acquisition.  The Company recognized the assets and liabilities transferred at the carrying amounts in the accounts of the Bank as of March 16, 2007, the effective date of the reorganization.  All information for periods prior to March 16, 2007 relate to the Bank prior to the reorganization.  Pursuant to the Plan of Acquisition, each outstanding share of Sterling Bank common stock was converted into one share of Sterling Banks, Inc. common stock.  Sterling Banks, Inc. is authorized to issue 15,000,000 shares of common stock, par value $2.00 per share, and 10,000,000 shares of preferred stock, with no par value per share.  Options outstanding under Sterling Bank’s various stock option plans were converted into options to purchase shares of Sterling Banks, Inc. on the same terms and conditions.

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statements and Basis of Presentation

The financial statements included herein have not been audited, except for the balance sheet at December 31, 2007, which was derived from the audited financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted; therefore, these financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2007.  The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented.  Such adjustments are of a normal recurring nature.  The results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Investments

The Company has identified investment securities that will be held for indefinite periods of time, including securities that will be used as part of the Company’s asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors.  These securities are classified as “available-for-sale” and are carried at fair value, with any temporary unrealized gains or losses reported as a separate component of other comprehensive income, net of the related income tax effect.  Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary, result in write-downs of the individual securities to their fair value and are included in noninterest income in the statements of operations.  Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or that the Company would not have the intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value.  The unrealized losses that existed as of March 31, 2008 are the result of market changes in interest rates since the purchase of the securities.  This factor coupled with the fact the Company has both the intent and ability to hold securities for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the available-for-sale portfolio are temporary.

Goodwill and Other Intangibles Assets

Goodwill, the excess of cost over fair value of net assets acquired, amounted to approximately $11.8 million at March 31, 2008.  Goodwill is not amortized into net income but rather is tested at least annually for impairment.  Other intangible assets, which consist of core deposit intangibles, totaled approximately $3.1 million at March 31, 2008.  This amount is amortized over its estimated useful life (ten years) and is also subject to impairment testing.

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

Income Taxes

When corporate income tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that ultimately would be sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is “more-likely-than not” that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  The evaluation of a tax position taken is considered by itself and not offset or aggregated with other positions.  Tax positions that meet the “more-likely-than not” recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest and penalties associated with unrecognized tax benefits are recognized in income tax expense in the statement of operations.

Recent Accounting Pronouncements

Statement No. 157 Fair Value Measurements (“SFAS No. 157”)

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measures.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with early adoption encouraged.  On January 1, 2008, the Company adopted the provisions of SFAS No. 157 on a prospective basis.  The adoption of SFAS No. 157 did not materially affect the Company’s financial position or results of operations.

Statement No. 159 The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”)

In February 2007, the FASB issued SFAS No. 159, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  On January 1, 2008, the Company adopted the provisions of SFAS No. 159 but has not elected to account for any financial instruments at fair value.  The adoption of SFAS No. 159 did not materially affect the Company’s financial position or results of operations.

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.  EARNINGS PER SHARE

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding.  Shares issued during the period are weighted for the portion of the period that they were outstanding during the year.  The weighted average number of common shares outstanding for the three months ended March 31, 2008 and 2007 were 5,843,362 and 5,169,710, respectively.  Diluted earnings per common share consider common share equivalents (when dilutive) outstanding during each year.  Both basic and diluted earnings per share computations give retroactive effect to the stock split in 2007.  Shares issuable upon the exercise of stock options were not considered in the calculation of net loss per share in 2008 or 2007, as their inclusion would be anti-dilutive.

NOTE 4.  STOCK-BASED EMPLOYEE COMPENSATION

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

During the three months ended March 31, 2008 and 2007, the Company did not issue any options.  The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards.  Compensation cost charged to operations for the three months ended March 31, 2008 and 2007 was $11,000 and $6,000, respectively.

As of March 31, 2008, there was approximately $402,000 of total unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted average period of 8.9 years.  Of the 145,125 unvested options at December 31, 2007, 3,653 options vested in 2008, 525 options expired and 140,947 options remain unvested at March 31, 2008.

NOTE 5.  COMMON STOCK

The Company paid a cash dividend of $0.03 per common share in February, May and August 2007.

The Company issued a 21 for 20 stock split in September 2007, effected in the form of a 5% common stock dividend.

During the three months of 2007, 3,880 stock options were exercised at $6.66 per share.  During the three months of 2008, no stock options were exercised.

In March 2007, the Company issued 768,438 shares of common stock (806,860 shares after giving effect to the stock split in 2007) in connection with the acquisition of Farnsworth Bancorp, Inc.

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

The Bank’s actual capital amounts and ratios are presented in the following tables (amounts in thousands, except percentages):

			For Capital		To Be Well
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2008:

Total Capital (to Risk-Weighted Assets)	$35,772	11.25%	≥$25,445	≥8.0%	≥$31,807	≥10.0%
Tier I Capital (to Risk-Weighted Assets)	$33,023	10.38%	≥$12,723	≥4.0%	≥$19,084	≥ 6.0%
Tier I Capital (to Average Assets)	$33,023	8.49%	≥$15,560	≥4.0%	≥$15,903	≥ 5.0%

			For Capital		To Be Well
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007:

Total Capital (to Risk-Weighted Assets)	$35,923	11.13%	≥$25,824	≥8.0%	≥$32,280	≥10.0%
Tier I Capital (to Risk-Weighted Assets)	$32,957	10.21%	≥$12,912	≥4.0%	≥$19,368	≥ 6.0%
Tier I Capital (to Average Assets)	$32,957	8.28%	≥$15,926	≥4.0%	≥$19,907	≥ 5.0%

NOTE 7.  FAIR VALUE MEASUREMENT

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for financial assets and financial liabilities.  In accordance with FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157, the Company will delay application of SFAS 157 for non-financial assets and non-financial liabilities until January 1, 2009.  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  The evaluation of goodwill and other intangibles falls under the deferral provisions of FSP 157-2.

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7.  FAIR VALUE MEASUREMENT (continued)

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  In determining fair value, the Company uses various methods including market, income and cost approaches.  Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and or the risks inherent in the inputs to the valuation technique.  These inputs can be readily observable, market corroborated, or generally unobservable.  The Company utilizes techniques that maximize the use of observable inputs and minimize the use of unobservable.  Based on the observability of the inputs used in valuation techniques the Company is required to provide the following information according to the fair value hierarchy.  The fair value hierarchy ranks the quality and reliability of the information used to determine fair values.  Financial assets and liabilities carried at fair value will be classified and disclosed as follows:

Level 1
•	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
•
Generally, this includes debt and equity securities and derivative contracts that are traded in an active exchange market (i.e. New York Stock Exchange), as well as certain US Treasury and US Government and agency mortgage-backed securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2
•	Quoted prices for similar assets or liabilities in active markets.
•	Quoted prices for identical or similar assets or liabilities in markets that are not active.
•
Inputs other than quoted prices that are observable, either directly or indirectly, for the term of the asset or liability (e.g., interest rates, yield curves, credit risks, prepayment speeds or volatilities) or “market corroborated inputs.”

•	Generally, this includes US Government and agency mortgage-backed securities, corporate debt securities, derivative contracts and loans held for sale.

Level 3 Inputs
•	Prices or valuation techniques that require inputs that are both unobservable (i.e. supported by little or no market activity) and that are significant to the fair value of the assets or liabilities.
•
These assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Fair Value on a Recurring Basis

Certain assets and liabilities are measured at fair value on a recurring basis.  The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the SFAS 157 hierarchy (as described above) as of March 31, 2008.

	(in thousands)
	Level 1	Level 2	Level 3	Total
Financial Assets
Investment securities held-to-maturity	$-	$6,313	$100	$6,413
Investment securities available-for-sale	-	23,826	-	23,826

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7.  FAIR VALUE MEASUREMENT (continued)

Securities Portfolio

The fair value of securities is the market value based on quoted market prices, when available, or market prices provided by recognized broker dealers.  If listed prices or quotes are not available, fair value is based upon externally developed models that use unobservable inputs due to the limited market activity of the instrument.

Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is impairment).  The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the SFAS 157 hierarchy (as described above) as of March 31, 2008.

	(in thousands)
	Level 1	Level 2	Level 3	Total
Financial Assets
Loans held for sale	$-	$7	$-	$7

Loans Held-for-Sale

The fair value of loans held-for-sale was determined using a market approach that includes significant other observable inputs (Level 2 Inputs).  The Level 2 fair values were estimated using quoted prices for similar assets in active markets.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The Company may from time to time make written or oral “forward-looking statements”, including statements contained in the Company’s filings with the Securities and Exchange Commission (including this Quarterly Report on Form 10-Q), in its reports to shareholders and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, which are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; the effect that maintaining regulatory capital requirements could have on the growth of the Company; inflation; changes in prevailing short term and long term interest rates; national and global liquidity of the banking system; the performance of newly established branches; changes in loan portfolio quality; changes in the rate of deposit withdrawals; changes in the volume of loan refinancings; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the impact of changes in financial services laws and regulations (including laws concerning  taxes,  banking,  securities and insurance); technological changes; changes in consumer spending and saving habits; changes in the local competitive landscape, including the acquisition of local and regional banks in the Company’s geographic marketplace; the impact of additional costs incurred by the Company in connection with the acquisition of Farnsworth Bancorp, Inc. in March 2007 (the “Merger”); the ability of management of the Company to achieve the anticipated benefits of the Merger; and the success of the Company at managing the risks resulting from these factors.

The Company cautions that the above-listed factors are not exclusive.  The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Bank.

Readers should carefully review the risk factors described in other reports the Company files from time to time with the Securities and Exchange Commission, including the Company’s Form 10-KSB for the year ended December 31, 2007, and its subsequent quarterly reports on Form 10-Q and current reports on Form 8-K.

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

Consolidated Results of Operations
Three Months Ended March 31, 2008 and 2007
(Unaudited)

The following discussion compares the results of operations for the three months ended March 31, 2008 (unaudited) to the results of operations for the three months ended March 31, 2007 (unaudited).  This discussion should be read in conjunction with the accompanying financial statements (unaudited) and related notes, as well as statistical information included in this Form 10-Q.

Net Loss. For the three months ended March 31, 2008, the net loss totaled $84,000, compared to net loss of $49,000 for the three months ended March 31, 2007.  Decreased earnings for the three months ended March 31, 2008 was attributable primarily to an increase in noninterest expenses of $466,000, partially offset by an increase in net interest income after provision for loan losses of $268,000 and an increase in noninterest income of $135,000.  Basic and diluted loss per share for the three months ended March 31, 2008 and 2007 totaled $0.01, respectively.

Net Interest Income. Net interest income for the three months ended March 31, 2008 totaled $3,120,000, an increase of 7.3% from $2,908,000 for the three months ended March 31, 2007.  The net interest margin for the three months ended March 31, 2008 was 3.50%, compared to 3.64% for the comparable period of 2007.  This decrease is due mainly to the Federal Reserve monetary policy of lowering short term borrowing rates and the current interest rate environment for interest-bearing liabilities in our marketplace.

Interest income increased by $394,000 for the three months ended March 31, 2008 over the same period in 2007, attributable to an increase in average interest earning assets of $34.7 million, partially offset by a 29 basis point decrease in the yield on average earning assets from 7.06% in 2007 to 6.77% in 2008.  Average loans outstanding increased by $47.0 million while average investment securities decreased $14.6 million.  The increase in average loans outstanding was attributable to the acquisition of Farnsworth in March 2007 while the decrease in average investment securities was attributable to management’s efforts to decrease the Bank’s reliance on short term borrowings and time deposits.  Interest expense increased by $182,000 over the same time period in 2007.  Average interest-bearing liabilities increased by $49.0 million which was attributable to the acquisition of Farnsworth.  The average rate paid on interest-bearing liabilities decreased to 3.65% for the three months ended March 31, 2008 from 4.07% for the same period of 2007.

Provision for Loan Losses. No provision for loan losses was made during the three months ended March 31, 2008 compared to $56,000 for the same period in 2007.

Noninterest Income.  Noninterest income increased $135,000, or 79.9%, for the three months ended March 31, 2008 to $304,000, up from $169,000 for the same period of 2007, reflecting an increase in gains on sales of available for sale securities of $93,000 and an increase in miscellaneous fees attributable to the sale of branch rights of one of the former Farnsworth branch sites for $30,000.

Noninterest Expenses.  For the three months ended March 31, 2008, noninterest expenses increased by $466,000, or 15.1%, to $3,550,000, compared to $3,084,000 for the same period of 2007.  Increases in compensation expenses of $295,000 and in occupancy, equipment and data processing expenses of $163,000 are primarily related to increases as a result of the Farnsworth acquisition and the opening of our Delran branch in June 2007.

Income Taxes.  We recorded an income tax benefit of $42,000 on loss before taxes of $126,000 for the three months ended March 31, 2008, resulting in an effective tax rate of 33.3% for the 2008 period, compared to income tax benefit of $14,000 on loss before taxes of $63,000 for the same period of 2007, resulting in an effective tax rate of 22.2% for the 2007 period.

Consolidated Financial Condition
At March 31, 2008 and December 31, 2007
(Unaudited)

The following discussion compares the financial condition at March 31, 2008 (unaudited) to the financial condition at December 31, 2007.  This discussion should be read in conjunction with the accompanying financial statements (unaudited) and related notes as well as statistical information included in this Form 10-Q.

Total Assets. Total assets decreased $16.3 million, or 4.0%, to $394.2 million at March 31, 2008, compared to $410.5 million at December 31, 2007.  This was due to management’s efforts to decrease the Bank’s reliance on short term borrowings and time deposits.

Loans. Loans outstanding decreased $0.5 million, or 0.2%.  The decrease in loans was due to normal contractual loan payments in the loan portfolio.

Allowance for Loan Losses.  The allowance for loan losses was $2.7 million at March 31, 2008 as compared to $2.9 million at March 31, 2007.  The ratio of the allowance for loan losses to total loans was 0.86% and 0.93% at March 31, 2008 and December 31, 2007, respectively.  The Company’s management has considered nonperforming assets and other assets of concern in establishing the allowance for loan losses.  The Company continues to monitor its allowance for possible loan losses and will make future additions or reductions in light of the level of loans in its portfolio and as economic conditions dictate.

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

Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determinations.  Future additions to the Company’s allowance may result from periodic loan, property and collateral reviews and thus cannot be predicted in advance.

The Company had $5.5 million and $4.5 million, respectively, in loans on a nonaccrual status at March 31, 2008 and December 31, 2007.  This increase is the result of five loans that the Company placed on nonaccrual status during the first three months of 2008, less one which was sold.

Deposits.  Deposits totaled $341.9 million at March 31, 2008, decreasing $7.1 million, or 2.0%, from the December 31, 2007 balance of $349.0 million.  The decrease in deposits resulted primarily from management’s efforts to decrease the bank’s reliance on time deposits.

Federal Home Loan Bank Advances and Other Borrowings. Federal Home Loan Bank advances and other borrowings totaled $7.2 million at March 31, 2008, decreasing $9.5 million from December 31, 2007.  The decrease in borrowings resulted primarily from management’s efforts to decrease the Bank’s reliance on short term borrowings.

Shareholders’ Equity.  Shareholders’ equity increased by $0.1 million, or 0.2%, mainly as a result of an increase in other comprehensive income partially offset by our net loss.

Comparative Average Balances, Interest and Yields:

	Three Months Ended
	March 31, 2008			March 31, 2007
	Average Balance	Interest Income/Expense	Annual Yield	Average Balance	Interest Income/Expense	Annual Yield
Assets
Loans, net (1)	$304,170,000	$5,510,000	7.29%	$257,128,000	$4,939,000	7.79%
Investment securities (2)	45,138,000	461,000	4.10	59,710,000	616,000	4.18
Due from banks	125,000	1,000	3.94	4,357,000	50,000	4.65
Federal funds sold	9,260,000	63,000	2.73	2,812,000	36,000	5.25
Total interest-earning assets	358,693,000	6,035,000	6.77	324,007,000	$5,641,000	7.06

Allowance for loan losses	(2,889,000)			(1,975,000)
Other assets	48,352,000			25,795,000
Total assets	$404,156,000			$347,827,000

Liabilities and shareholders’ equity
Time deposits	$205,849,000	$2,335,000	4.56%	$186,713,000	$2,198,000	4.77%
NOW/MMDA/savings accounts	103,089,000	407,000	1.59	80,872,000	478,000	2.40
Borrowed funds	12,639,000	173,000	5.51	5,003,000	57,000	4.66
Total interest-bearing liabilities	321,577,000	2,915,000	3.65	272,588,000	$2,733,000	4.07

Noninterest-bearing demand deposits	38,582,000			36,812,000
Other liabilities	769,000			3,313,000
Shareholders’ equity	43,228,000			35,114,000
Total liabilities and shareholders’ equity	$404,156,000			$347,827,000

Net interest income		$3,120,000			$2,908,000

Interest rate spread (3)			3.12%			2.99%

Net interest margin (4)			3.50%			3.64%
________________________________
(1)  Includes loans held for sale.  Also includes loan fees, which are not material.  Does not include loans on nonaccrual.
(2)  Yields are not on a tax-equivalent basis.
(3)  Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)  Net interest margin represents net interest income as a percentage of average interest-earning assets.

Liquidity

Liquidity describes our ability to meet the financial obligations that arise out of the ordinary course of business.  Liquidity addresses the Company’s ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund current and planned expenditures.  Liquidity is derived from loan and investment securities repayments and income from interest-earning assets.  Our loan to deposit ratio was 91.2% and 89.5% at March 31, 2008 and December 31, 2007, respectively.

The Company seeks to rely primarily on core deposits from customers to provide stable and cost-effective sources of funding to support growth.  The Company also seeks to augment such deposits with longer term and higher yielding certificates of deposit.  To the extent that retail deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds market.  As of March 31, 2008, the Company maintained lines of credit with correspondent banks of $109.2 million.  Longer term funding requirements can be satisfied through advances from the Federal Home Loan Bank.

As of March 31, 2008, the Company’s investment securities portfolio included $17.0 million of mortgage-backed securities that provide significant cash flow each month.  The majority of the investment portfolio is classified as available-for-sale, is readily marketable, and is available to meet liquidity needs.  The Company’s residential real estate portfolio includes loans, which are underwritten to secondary market criteria, and provide an additional source of liquidity.

Capital Resources

A strong capital position is fundamental to support the continued growth of the Company.  The Company is subject to various regulatory capital requirements.  Regulatory capital is defined in terms of Tier I capital (shareholders’ equity adjusted for unrealized gains or losses on available-for-sale securities), Tier II capital (which includes a portion of the allowance for loan losses) and Total capital (Tier I plus Tier II).  Risk-based capital ratios are expressed as a percentage of risk-weighted assets.  Risk-weighted assets are determined by assigning various weights to all assets and off-balance sheet associated risk.  Regulators have also adopted minimum Tier I leverage ratio standards, which measure the ratio of Tier I capital to average assets.

At March 31, 2008, management believes that the Bank is “well capitalized,” as defined by regulatory banking agencies, and in compliance with all applicable regulatory capital requirements.  The Company’s long term goal is to ensure that the Bank is “well capitalized” under the applicable regulatory standards.  To this end, the Company issued $6.0 million of trust preferred securities (the “Securities”) on May 1, 2007.  The Securities bear interest at 6.744% for the first five years.  Subsequently, the interest rate will be adjusted quarterly based on a three month LIBOR rate plus 1.70%.  The Securities are callable after five years with a final maturity of May 1, 2037.  The Company contributed $4.5 million of the proceeds of the Securities to the capital of the Bank, as Tier I capital.

On June 16, 2007, the Company opened a branch in Delran Township, Burlington County, New Jersey. The Company has incurred and will continue to incur significant expenses in connection with the new branch, including costs associated with branch construction, staffing and equipment needs sufficient to maintain the infrastructure necessary for branch operations.  Unless and until the new branch generates sufficient income to offset these additional costs, the new branch will reduce the Company’s net earnings.

Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, including unused portions of lines of credit and standby letters of credit.  The Company has also entered into long-term lease obligations for some of its premises and equipment, the terms of which generally include options to renew.  The above instruments and obligations involve, to varying degrees, elements of off-balance sheet risk in excess of the amount recognized in the balance sheets.  None of these instruments or obligations have or are reasonably likely to have a current or future effect on the Company's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

As of March 31, 2008, commitments to extend credit and unused lines of credit amounted to approximately $54.8 million and standby letters of credit were approximately $5.0 million.  See Note 8 to the Notes to Financial Statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 for additional information regarding the Bank’s long-term lease obligations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

Internal Control over Financial Reporting

During the quarter under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.                  Legal Proceedings.

Not Applicable.

ITEM 1A.               Risk Factors.

Not Applicable.

ITEM 2.                  Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

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

STERLING BANKS, INC.

Date: May 13, 2008	By: /s/ Robert H. King
Robert H. King
President and Chief Executive Officer

Date: May 13, 2008	By: /s/ R. Scott Horner
R. Scott Horner
Executive Vice President and Chief
Financial Officer