Form 10-Q
period 2008-06-30
Sterling Banks, Inc.
filed 2008-08-14
CIK 1358697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20429

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2008

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

Number of shares outstanding of the registrant’s common stock, par value $2.00 per share, outstanding as of August 11, 2008: 5,843,362

STERLING BANKS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2008

EXHIBITS

Exhibit 10.1	Sterling Banks, Inc. 2008 Employee Stock Option Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed March 31, 2008).
Exhibit 10.1	Sterling Banks, Inc. 2008 Director Stock Option Plan (incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement on Schedule 14A filed March 31, 2008).
Exhibit 31.1	Certification of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

Part I.                                Financial Information

Item 1.                                Financial Statements
STERLING BANKS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2008 AND DECEMBER 31, 2007

	June 30, 2008 (unaudited)	December 31, 2007
ASSETS
Cash and cash due from banks	$11,733,000	$11,554,000
Federal funds sold	3,916,000	234,000
Cash and cash equivalents	15,649,000	11,788,000

Investment securities held-to-maturity, at cost (fair value of $5,851,000 at June 30, 2008 and $6,797,000 at December 31, 2007)	5,858,000	6,854,000
Investment securities available-for-sale, at fair value	22,219,000	48,095,000
Total investment securities	28,077,000	54,949,000

Restricted stock, at cost	1,774,000	2,229,000

Loans held for sale	20,000	38,000

Loans	309,302,000	312,210,000
Less: allowance for loan losses	(2,974,000)	(2,891,000)
Total net loans	306,328,000	309,319,000

Goodwill and core deposit intangible asset, net	14,775,000	14,924,000
Bank premises and equipment, net	9,491,000	9,751,000
Accrued interest receivable and other assets	7,352,000	7,487,000

Total assets	$383,466,000	$410,485,000

See Notes to Consolidated Financial Statements

STERLING BANKS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2008 AND DECEMBER 31, 2007

	June 30, 2008 (unaudited)	December 31, 2007
LIABILITIES Deposits
Noninterest-bearing	$38,305,000	$37,246,000
Interest-bearing	293,680,000	311,712,000
Total deposits	331,985,000	348,958,000

Federal Home Loan Bank advances	1,000,000	10,500,000
Subordinated debentures	6,186,000	6,186,000
Accrued interest payable and other accrued liabilities	1,477,000	1,533,000

Total liabilities	340,648,000	367,177,000

COMMITMENTS AND CONTINGENCIES (Note 2)

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $2 par value, 15,000,000 shares authorized; 5,843,362 issued and outstanding at June 30, 2008 and December 31, 2007	11,687,000	11,687,000
Additional paid-in capital	29,731,000	29,708,000
Retained earnings	1,465,000	1,949,000
Accumulated other comprehensive loss	(65,000)	(36,000)
Total shareholders' equity	42,818,000	43,308,000
Total liabilities and shareholders' equity	$383,466,000	$410,485,000

See Notes to Consolidated Financial Statements

STERLING BANKS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(Unaudited)

	For the three months ended June 30, 2008	For the three months ended June 30, 2007	For the six months ended June 30, 2008	For the six months ended June 30, 2007
INTEREST INCOME
Interest and fees on loans	$5,204,000	$6,013,000	$10,714,000	$10,952,000
Interest and dividends on securities	314,000	592,000	775,000	1,208,000
Interest on due from banks	1,000	90,000	2,000	140,000
Interest on federal funds sold	75,000	248,000	138,000	284,000
Total interest and dividend income	5,594,000	6,943,000	11,629,000	12,584,000

INTEREST EXPENSE
Interest on deposits	2,267,000	3,566,000	5,009,000	6,242,000
Interest on Federal Home Loan Bank advances and overnight borrowings	10,000	13,000	79,000	70,000
Interest on subordinated debentures	104,000	69,000	208,000	69,000
Total interest expense	2,381,000	3,648,000	5,296,000	6,381,000

Net interest income	3,213,000	3,295,000	6,333,000	6,203,000

PROVISION FOR LOAN LOSSES	400,000	45,000	400,000	101,000

Net interest income after provision for loan losses	2,813,000	3,250,000	5,933,000	6,102,000

NONINTEREST INCOME
Service charges	63,000	78,000	123,000	143,000
Gains on sales of available-for-sale securities	2,000	5,000	95,000	5,000
Miscellaneous fees and other	143,000	151,000	294,000	260,000
Total noninterest income	208,000	234,000	512,000	403,000

NONINTEREST EXPENSES
Compensation and benefits	1,906,000	1,873,000	3,797,000	3,469,000
Occupancy, equipment and data processing	905,000	871,000	1,828,000	1,631,000
Marketing and business development	148,000	229,000	295,000	353,000
Professional services	270,000	148,000	435,000	385,000
Amortization of core deposit intangible asset	87,000	87,000	174,000	101,000
Other operating expenses	340,000	266,000	677,000	619,000
Total noninterest expenses	3,656,000	3,474,000	7,206,000	6,558,000

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	(635,000)	10,000	(761,000)	(53,000)

INCOME TAX EXPENSE (BENEFIT)	(235,000)	8,000	(277,000)	(6,000)

NET INCOME (LOSS)	$(400,000)	$2,000	$(484,000)	$(47,000)

NET INCOME (LOSS) PER COMMON SHARE
Basic and Diluted	$(0.07)	$0.00	$(0.08)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,843,362	5,843,362	5,843,362	5,506,418
Diluted	5,843,362	5,867,230	5,843,362	5,506,418

CASH DIVIDENDS PER COMMON SHARE	$0.00	$0.03	$0.00	$0.06

See Notes to Consolidated Financial Statements

STERLING BANKS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
December 31, 2006	4,783,568	$9,567,000	$22,930,000	$2,931,000	$(660,000)	$34,768,000

Comprehensive losses:
Net loss – 2007	-	-	-	(47,000)	-	(47,000)
Change in net unrealized loss on
securities available-for-sale, net
of reclassification adjustment
and tax effects	-	-	-	-	(21,000)	(21,000)
Total comprehensive loss						(68,000)
Cash dividends paid ($0.06 per share)	-	-	-	(310,000)	-	(310,000)
Stock compensation	-	-	13,000	-	-	13,000
Acquisition of Farnsworth Bancorp, Inc.	768,438	1,537,000	7,246,000	-	-	8,783,000
Net proceeds from issuance of
common stock	13,493	27,000	64,000	-	-	91,000
5% Common stock split	277,863	556,000	(556,000)	-	-	-

June 30, 2007	5,843,362	$11,687,000	$29,697,000	$2,574,000	$(681,000)	$43,277,000

December 31, 2007	5,843,362	$11,687,000	$29,708,000	$1,949,000	$(36,000)	$43,308,000

Comprehensive losses:
Net loss – 2008	-	-	-	(484,000)	-	(484,000)
Change in net unrealized loss on
securities available-for-sale, net
of reclassification adjustment
and tax effects	-	-	-	-	(29,000)	(29,000)
Total comprehensive loss						(513,000)
Stock compensation	-	-	23,000	-	-	23,000

June 30, 2008	5,843,362	$11,687,000	$29,731,000	$1,465,000	$(65,000)	$42,818,000

See Notes to Consolidated Financial Statements

STERLING BANKS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(484,000)	$(47,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	535,000	479,000
Provision for loan losses	400,000	101,000
Net amortization of purchase premiums and discounts on securities	19,000	26,000
Amortization of core deposit intangible	174,000	101,000
Stock compensation	23,000	13,000
Realized gain on sales or retirement of equipment	(4,000)	(9,000)
Realized gain on sales of securities available-for-sale	(95,000)	(5,000)
Realized gain on sales of loans held for sale	(8,000)	-
Proceeds from sale of loans held for sale	1,009,000	4,602,000
Originations of loans held for sale	(983,000)	(3,320,000)
Changes in operating assets and liabilities:
(Increase) Decrease in accrued interest receivable and other assets	154,000	(128,000)
Decrease in accrued interest payable and other accrued liabilities	(56,000)	(2,212,000)
Net cash provided by (used in) operating activities	684,000	(399,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(3,995,000)	(60,000)
Purchases of securities held-to-maturity	-	(75,000)
Proceeds from sales of securities available-for-sale	5,470,000	20,503,000
Proceeds from maturities of securities available-for-sale	22,900,000	-
Proceeds from maturities of securities held-to-maturity	-	875,000
Proceeds from principal payments on mortgage-backed securities available-for-sale	1,535,000	1,331,000
Proceeds from principal payments on mortgage-backed securities held-to-maturity	990,000	817,000
Purchases of restricted stock	(1,131,000)	(1,226,000)
Proceeds from sale of restricted stock	1,586,000	1,451,000
Net decrease (increase) in loans	2,591,000	(2,040,000)
Proceeds from sales of equipment	41,000	28,000
Purchases of premises and equipment	(312,000)	(1,442,000)
Cash acquired in (paid for) acquisition	(25,000)	3,096,000
Net cash provided by investing activities	29,650,000	23,258,000
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock	-	91,000
Dividends paid	-	(310,000)
Net increase in noninterest-bearing deposits	1,059,000	2,314,000
Net decrease in interest-bearing deposits	(18,032,000)	(16,876,000)
Proceeds from issuance of trust preferred securities	-	6,000,000
Repayments of Federal Home Loan Advances	(9,500,000)	(5,243,000)
Net cash used in financing activities	(26,473,000)	(14,024,000)

INCREASE IN CASH AND CASH EQUIVALENTS	3,861,000	8,835,000

CASH AND CASH EQUIVALENTS, JANUARY 1,	11,788,000	22,942,000

CASH AND CASH EQUIVALENTS, JUNE 30,	$15,649,000	$31,777,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for: Interest on deposits and borrowed funds	$5,471,000	$6,423,000
Income taxes	$-	$105,000

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statements and Basis of Presentation

The financial statements included herein have not been audited, except for the balance sheet at December 31, 2007, which was derived from the audited financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted; therefore, these financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2007.  The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented.  Such adjustments are of a normal recurring nature.  The results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Investments

The Company has identified investment securities that will be held for indefinite periods of time, including securities that will be used as part of the Company’s asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors.  These securities are classified as “available-for-sale” and are carried at fair value, with any temporary unrealized gains or losses reported as a separate component of other comprehensive income, net of the related income tax effect.  Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary, result in write-downs of the individual securities to their fair value and are included in noninterest income in the statements of operations.  Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or that the Company would not have the intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value.  The unrealized losses that existed as of June 30, 2008 are the result of market changes in interest rates since the purchase of the securities.  This factor coupled with the fact the Company has both the intent and ability to hold securities for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the available-for-sale portfolio are temporary.

Goodwill and Other Intangibles Assets

Goodwill, the excess of cost over fair value of net assets acquired, amounted to approximately $11.8 million at June 30, 2008.  Goodwill is not amortized into net income but rather is tested at least annually for impairment.  Other intangible assets, which consist of core deposit intangibles, totaled approximately $3.0 million at June 30, 2008.  This amount is amortized over its estimated useful life (ten years) and is also subject to impairment testing.

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

Recent Accounting Pronouncements

Statement No. 157 Fair Value Measurements (“SFAS No. 157”)

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measures.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with early adoption encouraged.  On January 1, 2008, the Company adopted the provisions of SFAS No. 157 on a prospective basis, with application of certain non-financial assets and liabilities being delayed until January 1, 2009.  See Note 7.  The adoption of SFAS No. 157 did not materially affect the Company’s financial position or results of operations.

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

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.  EARNINGS PER SHARE

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding.  Shares issued during the period are weighted for the portion of the period that they were outstanding during the year.  The weighted average number of common shares outstanding for the three months ended June 30, 2008 and 2007 were 5,843,362 and for the six months ended June 30, 2008 and 2007 were 5,843,362 and 5,506,418, respectively.    Diluted earnings per common share consider common share equivalents (when dilutive) outstanding during each year.  Both basic and diluted earnings per share computations give retroactive effect to the stock split in 2007.  Shares issuable upon the exercise of stock options were not considered in the calculation of net loss per share in 2008 and for the six months ended June 30, 2007, as their inclusion would be anti-dilutive.  The effect for the three months ended June 30, 2007 was an additional 23,868 shares for dilution.

NOTE 4.  STOCK-BASED EMPLOYEE COMPENSATION

Effective January 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123 Share-Based Payment (Revised 2004) (“SFAS 123R”) utilizing the modified prospective approach.  Under the modified prospective transition method, the Company is required to recognize compensation cost for 1) all share-based payments granted prior to, but not vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) for all share-based payments granted on or after January 1, 2006 based on the grant date fair value estimated in accordance with SFAS 123R.  In accordance with the modified prospective method, the Company did not restate prior period results.

Prior to January 1, 2006, the Bank accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation.

During the six months ended June 30, 2008 and 2007, the Company issued 90,000 and 7,875 options, respectively, with an exercise price of $3.80 and $7.67, respectively, to employees that vest in equal annual installments over ten years.  The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards.  For options issued in 2008, the weighted average estimated value per option was $1.43.  The fair value of options granted in 2008 was estimated at the date of the grant based on the following assumptions: risk free interest rate of 4.1%, volatility of 22%, expected life of 8 years and no expected dividend yield.  Compensation cost charged to operations for the six months ended June 30, 2008 and 2007 was $23,000 and $13,000, respectively.

As of June 30, 2008, there was approximately $519,000 of total unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted average period of 9.2 years.  There were 145,125 unvested options at December 31, 2007.  Of these, 4,440 options vested, 1,050 options expired and 90,000 new options were granted in 2008.  229,635 options remain unvested at June 30, 2008.

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.  COMMON STOCK

The Company paid a cash dividend of $0.03 per common share in February, May and August 2007.

The Company issued a 21 for 20 stock split in September 2007, effected in the form of a 5% common stock dividend.

During the first six months of 2007, 13,493 stock options were exercised at a range of $6.66 to $8.04 per share.  During the first six months of 2008, no stock options were exercised.

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

Quantitative measures established by regulation to ensure capital adequacy, under prompt correction action provisions, require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined).

The Bank’s actual capital amounts and ratios are presented in the following tables (amounts in thousands, except percentages):

			For Capital		To Be Well
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2008:

Total Capital (to Risk-Weighted Assets)	$35,866	11.59%	≥$24,752	≥8.0%	≥$30,940	≥10.0%
Tier I Capital (to Risk-Weighted Assets)	$32,827	10.61%	≥$12,376	≥4.0%	≥$18,564	≥ 6.0%
Tier I Capital (to Average Assets)	$32,827	8.76%	≥$14,998	≥4.0%	≥$18,747	≥ 5.0%

			For Capital		To Be Well
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007:

Total Capital (to Risk-Weighted Assets)	$35,923	11.13%	≥$25,824	≥8.0%	≥$32,280	≥10.0%
Tier I Capital (to Risk-Weighted Assets)	$32,957	10.21%	≥$12,912	≥4.0%	≥$19,368	≥ 6.0%
Tier I Capital (to Average Assets)	$32,957	8.28%	≥$15,926	≥4.0%	≥$19,907	≥ 5.0%

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7.  FAIR VALUE MEASUREMENT

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for financial assets and financial liabilities.  In accordance with FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157,” the Company will delay application of SFAS 157 for non-financial assets and non-financial liabilities until January 1, 2009.  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  The evaluation of goodwill and other intangibles falls under the deferral provisions of FSP 157-2.

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

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7.  FAIR VALUE MEASUREMENT (continued)

Fair Value on a Recurring Basis

Certain assets and liabilities are measured at fair value on a recurring basis.  The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the SFAS 157 hierarchy (as described above) as of June 30, 2008.

	Level 1	Level 2	Level 3	Total
Financial Assets
Investment securities held-to-maturity	$-	$ 5,751,000	$100,000	$ 5,851,000
Investment securities available-for-sale	-	22,219,000	-	22,219,000

Securities Portfolio

The fair value of securities is the market value based on quoted market prices, when available, or market prices provided by recognized broker dealers.  If listed prices or quotes are not available, fair value is based upon externally developed models that use unobservable inputs due to the limited market activity of the instrument.

Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is impairment).  The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the SFAS 157 hierarchy (as described above) as of June 30, 2008.

	Level 1	Level 2	Level 3	Total
Financial Assets
Loans held for sale	$-	$20,000	$-	$20,000

Loans Held-for-Sale

The fair value of loans held-for-sale was determined using a market approach that includes significant other observable inputs (Level 2 Inputs).  The Level 2 fair values were estimated using quoted prices for similar assets in active markets.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The Company may from time to time make written or oral “forward-looking statements,” including statements contained in the Company’s filings with the Securities and Exchange Commission (including this Quarterly Report on Form 10-Q), in its reports to shareholders and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, which are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; the effect that maintaining regulatory capital requirements could have on the growth of the Company; inflation; changes in prevailing short term and long term interest rates; national and global liquidity of the banking system; the performance of newly established branches; changes in loan portfolio quality; changes in the rate of deposit withdrawals; changes in the volume of loan refinancings; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the impact of changes in financial services laws and regulations (including laws concerning  taxes,  banking,  securities and insurance); technological changes; changes in consumer spending and saving habits; changes in the local competitive landscape, including the acquisition of local and regional banks in the Company’s geographic marketplace; the impact of additional costs incurred by the Company in connection with the acquisition of Farnsworth Bancorp, Inc. in March 2007 (the “Merger”); the ability of management of the Company to achieve the anticipated benefits of the Merger;  the ability of our borrowers to repay their loans; the ability of the Company to manage the risk in its loan and investment portfolios; the ability of the Company to reduce noninterest expenses and increase net interest income, its growth, results of possible collateral collections and subsequent sales; and the success of the Company at managing the risks resulting from these factors.

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

Consolidated Results of Operations
Three Months Ended June 30, 2008 and 2007
(Unaudited)

The following discussion compares the results of operations for the three months ended June 30, 2008 (unaudited) to the results of operations for the three months ended June 30, 2007 (unaudited).  This discussion should be read in conjunction with the accompanying financial statements (unaudited) and related notes, as well as statistical information included in this Form 10-Q.

Net Loss. For the three months ended June 30, 2008, the net loss totaled $400,000, compared to net income of $2,000 for the three months ended June 30, 2007.  Decreased earnings for the three months ended June 30, 2008 was attributable primarily to an increase in provision for loan losses of $355,000, an increase in noninterest expenses of $182,000, a decrease in net interest income of $82,000 and a decrease in noninterest income of $26,000.  Basic and diluted loss per share for the three months ended June 30, 2008 and 2007 totaled $0.07 and $0.00, respectively.

Net Interest Income. Net interest income for the three months ended June 30, 2008 totaled $3,213,000, a decrease of 2.5% from $3,295,000 for the three months ended June 30, 2007.  The net interest margin for the three months ended June 30, 2008 was 3.75%, compared to 3.30% for the comparable period of 2007.  This increase is due mainly to the Federal Reserve monetary policy of lowering short term borrowing rates and the current interest rate environment for interest-bearing liabilities in our marketplace.

Interest income decreased by $1,349,000 for the three months ended June 30, 2008 over the same period in 2007, attributable to a decrease in average interest earning assets of $55.9 million and a 43 basis point decrease in the yield on average earning assets from 6.96% in 2007 to 6.53% in 2008.  Average loans outstanding decreased by $16.5 million while average investment securities decreased $27.8 million.  The decrease in average loans outstanding was attributable to paydowns in loan balances while the decrease in average investment securities was attributable to management’s efforts to decrease the Bank’s reliance on short term borrowings and time deposits.  Interest expense decreased by $1,267,000 compared to the same time period in 2007.  Average interest-bearing liabilities decreased by $50.0 million which is attributable to management’s efforts to decrease the Bank’s reliance on short term borrowings and time deposits.  The average rate paid on interest-bearing liabilities decreased to 3.12% for the three months ended June 30, 2008 from 4.10% for the same period of 2007.

Provision for Loan Losses. Provision for loan losses for the three months ended June 30, 2008 was $400,000 compared to $45,000 for the same period in 2007.  This increase is as a result of recent deterioration in the residential real estate spot lot construction loan portfolio.

Noninterest Income.  Noninterest income decreased $26,000, or 11.1%, for the three months ended June 30, 2008 to $208,000, down from $234,000 for the same period of 2007, primarily from a decrease in deposit service charges and in late charges on loans.

Noninterest Expenses.  For the three months ended June 30, 2008, noninterest expenses increased by $182,000, or 5.2%, to $3,656,000, compared to $3,474,000 for the same period of 2007.  This was primarily caused by an increase in professional services of $122,000 that is primarily attributable to a $55,000 increase in legal fees in connection with loan workouts and a $43,000 increase in audit services in connection with Sarbanes-Oxley compliance.  An increase in other operating expenses of $74,000 is attributable to an increase in FDIC insurance premiums.

Income Taxes.  We recorded an income tax benefit of $235,000 on loss before taxes of $635,000 for the three months ended June 30, 2008, resulting in an effective tax rate of 37.0% for the 2008 period, compared to income tax expense of $8,000 on income before taxes of $10,000 for the same period of 2007.

Consolidated Results of Operations
Six Months Ended June 30, 2008 and June 30, 2007
(Unaudited)

The following discussion compares the results of operations for the six months ended June 30, 2008 (unaudited) to the results of operations for the six months ended June 30, 2007 (unaudited).  This discussion should be read in conjunction with the accompanying financial statements (unaudited) and related notes, as well as statistical information included in this Form 10-Q.

Net Income. For the six months ended June 30, 2008, the net loss totaled $484,000, compared to a net loss of $47,000 for the six months ended June 30, 2007.  Increased net loss for the six months ended June 30, 2008 was attributable primarily to an increase in noninterest expenses of $648,000 and an increase in provision for loan losses of $299,000, partially offset by an increase in net interest income of $130,000 and an increase in noninterest income of $109,000.  Basic and diluted loss per share for the six months ended June 30, 2008 and 2007 was $0.08 and $0.01, respectively.

Net Interest Income. Net interest income for the six months ended June 30, 2008 totaled $6,333,000, an increase of 2.1% from $6,203,000 for the six months ended June 30, 2007.  The net interest margin for the six months ended June 30, 2008 was 3.62%, compared to 3.45% for the comparable period of 2007.  This increase is due mainly to the current interest rate environment for interest-bearing liabilities in our marketplace.

Interest income decreased by $955,000 for the six months ended June 30, 2008 compared to the same period in 2007, attributable to a 34 basis point decrease in the yield on average earning assets from 6.99% in 2007 to 6.65% in 2008 and a decrease in average interest earning assets of $11.4 million.  This decline primarily resulted from a decline in average investment securities of $27.8 million, partially offset by an increase of $14.6 million in average loans outstanding.  The increase in average loans outstanding was attributable to the acquisition of Farnsworth Bancorp, Inc in March 2007.  Interest expense decreased by $1,085,000 compared to the same time period in 2007.  Average interest-bearing liabilities increased by $5.4 million primarily as a result of the issuance of $6.2 million in trust preferred securities in 2007.  The average rate paid on interest-bearing liabilities decreased to 3.39% for the six months ended June 30, 2008 from 4.07% for the same period of 2007 and is attributable to the Federal Reserve policy of lowering short term rates and local demand for deposits.

Provision for Loan Losses. The provision for loan losses was $400,000 for the six months ended June 30, 2008, compared to $101,000 for the same period in 2007.  This increase was primarily attributable to the increased risk in the loan portfolio during 2008 compared to the same period in 2007 due primarily to a recent deterioration in the residential real estate spot lot construction loan portfolio.

Noninterest Income.  Noninterest income increased $109,000, or 27.0%, for the six months ended June 30, 2008 to $512,000, up from $403,000 for the same period of 2007, reflecting mainly an increase of $90,000 in gains on sales of available-for-sale securities and an increase in miscellaneous fees attributable to the sale of branch rights of one of the former Farnsworth branch sites for $30,000, partially offset by a decrease in service charges on deposit accounts of $20,000.

Noninterest Expenses.  For the six months ended June 30, 2008, noninterest expenses increased by $648,000, or 9.9%, to $7,206,000, compared to $6,558,000 for the same period of 2007.  Increases in compensation expenses of $328,000, in occupancy, equipment and data processing expenses of $197,000, and amortization of core deposit intangible asset of $73,000, are primarily a result of a full six months of operations related to the Farnsworth Bancorp, Inc. acquisition in March 2007 and the opening of our Delran branch in June 2007.  In addition, an increase in other operating expenses of $58,000 was primarily related to an increase in FDIC insurance.

Income Taxes.  We recorded an income tax benefit of $277,000 on loss before taxes of $761,000 for the six months ended June 30, 2008, resulting in an effective tax rate of 36.4%, compared to an income tax benefit of $6,000 on loss before taxes of $53,000 for the same period of 2007.

Consolidated Financial Condition
At June 30, 2008 and December 31, 2007
(Unaudited)

The following discussion compares the financial condition at June 30, 2008 (unaudited) to the financial condition at December 31, 2007.  This discussion should be read in conjunction with the accompanying financial statements (unaudited) and related notes as well as statistical information included in this Form 10-Q.

Total Assets. Total assets decreased $27.0 million, or 6.6%, to $383.5 million at June 30, 2008, compared to $410.5 million at December 31, 2007.  This was due to management’s efforts to decrease the Bank’s reliance on short term borrowings and time deposits.

Loans. Loans outstanding decreased $2.9 million, or 0.9%, from $312.2 million at December 31, 2007.  The decrease in loans was due to normal contractual loan payments in the loan portfolio.

Allowance for Loan Losses.  The allowance for loan losses was $3.0 million at June 30, 2008 as compared to $2.9 million at December 31, 2007.  The ratio of the allowance for loan losses to total loans was 0.96% and 0.93% at June 30, 2008 and December 31, 2007, respectively.  The Company’s management has considered nonperforming assets and other assets of concern in establishing the allowance for loan losses.  The Company continues to monitor its allowance for possible loan losses and will make future additions or reductions in light of the level of loans in its portfolio and as economic conditions dictate.

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

Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the final determinations.  Future additions to the Company’s allowance may result from periodic loan, property and collateral reviews and thus cannot be predicted in advance.

The Company had $6.7 million and $4.5 million, respectively, in loans on nonaccrual status at June 30, 2008 and December 31, 2007.  This increase is the result of six loans that the Company placed on nonaccrual status during the first six months of 2008, less one which was sold.

Deposits.  Deposits totaled $332.0 million at June 30, 2008, decreasing $17.0 million, or 4.9%, from the December 31, 2007 balance of $349.0 million.  The decrease in deposits resulted primarily from management’s efforts to decrease the Bank’s reliance on time deposits.

Federal Home Loan Bank Advances and Other Borrowings. Federal Home Loan Bank advances and other borrowings totaled $7.2 million at June 30, 2008, decreasing $9.5 million from December 31, 2007.  The decrease in borrowings resulted primarily from management’s efforts to decrease the Bank’s reliance on short term borrowings.

Shareholders’ Equity.  Shareholders’ equity decreased by $0.5 million, or 1.1%, mainly as a result of our net loss as of June 30, 2008.

Comparative Average Balances, Interest and Yields:

	Three Months Ended
	June 30, 2008			June 30, 2007
	Average Balance	Interest Income/Expense	Annual Yield	Average Balance	Interest Income/Expense	Annual Yield
Assets
Loans, net (1)	$300,820,000	$5,204,000	6.96%	$317,322,000	$6,013,000	7.60%
Investment securities (2)	29,384,000	314,000	4.31	57,231,000	592,000	4.15
Due from banks	69,000	1,000	1.47	6,953,000	90,000	5.20
Federal funds sold	14,183,000	75,000	2.14	18,895,000	248,000	5.26
Total interest-earning assets	344,456,000	5,594,000	6.53	400,401,000	6,943,000	6.96

Allowance for loan losses	(2,702,000)			(2,861,000)
Other assets	48,226,000			44,838,000
Total assets	$389,980,000			$442,378,000

Liabilities and shareholders’ equity
Time deposits	$195,922,000	1,955,000	4.01%	$241,762,000	2,917,000	4.84%
NOW/MMDA/savings accounts	104,046,000	312,000	1.20	110,076,000	649,000	2.36
Borrowed funds	7,186,000	114,000	6.40	5,350,000	82,000	6.12
Total interest-bearing liabilities	307,154,000	2,381,000	3.12	357,188,000	3,648,000	4.10

Noninterest-bearing demand deposits	38,718,000			41,450,000
Other liabilities	1,020,000			341,000
Shareholders’ equity	43,088,000			43,399,000
Total liabilities and shareholders’ equity	$389,980,000			$442,378,000

Net interest income		$3,213,000			$3,295,000

Interest rate spread (3)			3.41%			2.86%

Net interest margin (4)			3.75%			3.30%

	Six Months Ended
	June 30, 2008			June 30, 2007
	Average Balance	Interest Income/Expense	Annual Yield	Average Balance	Interest Income/Expense	Annual Yield
Assets
Loans, net (1)	$302,495,000	$10,714,000	7.12%	$287,870,000	$10,952,000	7.67%
Investment securities (2)	37,168,000	775,000	4.19	58,443,000	1,208,000	4.17
Due from banks	97,000	2,000	3.07	5,662,000	140,000	4.99
Federal funds sold	11,722,000	138,000	2.37	10,898,000	284,000	5.26
Total interest-earning assets	351,482,000	11,629,000	6.65	362,873,000	12,584,000	6.99

Allowance for loan losses	(2,889,000)			(2,421,000)
Other assets	55,563,000			34,750,000
Total assets	$404,156,000			$395,202,000

Liabilities and shareholders’ equity
Time deposits	$205,849,000	4,290,000	4.29%	$215,461,000	5,115,000	4.79%
NOW/MMDA/savings accounts	103,089,000	719,000	1.40	95,555,000	1,127,000	2.38
Borrowed funds	12,639,000	287,000	5.83	5,178,000	139,000	5.42
Total interest-bearing liabilities	321,577,000	5,296,000	3.39	316,194,000	6,381,000	4.07

Noninterest-bearing demand deposits	38,582,000			38,989,000
Other liabilities	769,000			740,000
Shareholders’ equity	43,228,000			39,279,000
Total liabilities and shareholders’ equity	$404,156,000			$395,202,000

Net interest income		$6,333,000			$6,203,000

Interest rate spread (3)			3.26%			2.92%

Net interest margin (4)			3.62%			3.45%
________________________
(1)	Includes loans held for sale. Also includes loan fees, which are not material. Does not include loans on nonaccrual.
(2)	Yields are not on a tax-equivalent basis.
(3)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Liquidity

Liquidity describes our ability to meet the financial obligations that arise out of the ordinary course of business.  Liquidity addresses the Company’s ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund current and planned expenditures.  Liquidity is derived from loan and investment securities repayments and income from interest-earning assets.  Our loan to deposit ratio was 93.2% and 89.5% at June 30, 2008 and December 31, 2007, respectively.

The Company seeks to rely primarily on core deposits from customers to provide stable and cost-effective sources of funding to support growth.  The Company also seeks to augment such deposits with longer term and higher yielding certificates of deposit.  To the extent that retail deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds market.  As of June 30, 2008, the Company maintained lines of credit with correspondent banks of $108.2 million.  Longer term funding requirements can be satisfied through advances from the Federal Home Loan Bank.

As of June 30, 2008, the Company’s investment securities portfolio included $15.8 million of mortgage-backed securities that provide significant cash flow each month.  The majority of the investment portfolio is classified as available-for-sale, is readily marketable, and is available to meet liquidity needs.  The Company’s residential real estate portfolio includes loans, which are underwritten consistent to secondary market criteria, and provide an additional source of liquidity.

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

At June 30, 2008, management believes that the Bank is “well capitalized,” as defined by regulatory banking agencies, and in compliance with all applicable regulatory capital requirements.  The Company’s long term goal is to ensure that the Bank is “well capitalized” under the applicable regulatory standards.  To this end, the Company issued $6.0 million of trust preferred securities (the “Securities”) on May 1, 2007.  The Securities bear interest at 6.744% for the first five years.  Subsequently, the interest rate will be adjusted quarterly based on a three month LIBOR rate plus 1.70%.  The Securities are callable after five years with a final maturity of May 1, 2037.  The Company contributed $4.5 million of the proceeds of the Securities to the capital of the Bank, as Tier I capital.

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

As of June 30, 2008, commitments to extend credit and unused lines of credit amounted to approximately $53.5 million and standby letters of credit were approximately $4.8 million.  See Note 8 to the Notes to Financial Statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 for additional information regarding the Bank’s long-term lease obligations.

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

On April 22, 2008, the Bank held its annual shareholders meeting. The following matters were voted upon at the meeting and the final votes on the proposal were recorded as follows:

•	To elect fourteen (14) persons to the Board of Directors of the Company to hold office for a one-year term and until their successors are duly elected and qualified;

	For	Withhold
S. David Brandt, Esq.	4,182,567	198,986
Jeffrey Dubrow	4,195,593	185,960
A. Theodore Eckenhoff	3,891,479	490,074
Benjamin D. Goldman	4,204,701	176,852
R. Scott Horner	4,119,418	262,135
James L. Kaltenbach, M.D.	4,177,075	204,478
Robert H. King	4,129,120	252,433
G. Edward Koenig, Jr.	4,084,459	297,094
John J. Maley, Jr.	4,108,987	272,566
Howard E. Needleman	4,205,483	176,070
Luis G. Rogers	4,184,349	197,204
Ronald P. Sandmeyer	4,172,530	209,023
Jeffrey P. Taylor	4,194,780	186,773
James W. Yoh, Ph.D.	3,956,221	425,332

•	To approve the Sterling Banks, Inc. 2008 Employee Stock Option Plan;

For	Against	Withhold
1,887,043	401,058	14,038

•	To approve the Sterling Banks, Inc. 2008 Director Stock Option Plan;

For	Against	Withhold
1,730,752	542,427	28,960

All fourteen members of the Board of Directors were re-elected and both stock option plans were approved.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

The following are filed as exhibits to this report:

10.1	Sterling Banks, Inc. 2008 Employee Stock Option Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed March 31, 2008).

10.2	Sterling Banks, Inc. 2008 Director Stock Option Plan (incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement on Schedule 14A filed March 31, 2008).

31.1	Certification of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING BANKS, INC.

Date: August 12, 2008	By: /s/ Robert H. King
Robert H. King President and Chief Executive Officer

Date: August 12, 2008	By: /s/ R. Scott Horner
R. Scott Horner
Executive Vice President and Chief
Financial Officer