Form 10-Q
period 2008-09-30
Sterling Banks, Inc.
filed 2008-11-14
CIK 1358697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2008

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

Number of shares outstanding of the registrant’s common stock, par value $2.00 per share, outstanding as of November 12, 2008: 5,843,362

STERLING BANKS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

Exhibit 31.1	Certification of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

Part I.    Financial Information

Item 1.   Financial Statements

STERLING BANKS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

	September 30, 2008 (unaudited)	December 31, 2007
ASSETS
Cash and cash due from banks	$10,516,000	$11,554,000
Federal funds sold	5,333,000	234,000
Cash and cash equivalents	15,849,000	11,788,000

Investment securities held-to-maturity, at cost (fair value of $20,451,000 at September 30, 2008 and $6,797,000 at December 31, 2007)	20,615,000	6,854,000
Investment securities available-for-sale, at fair value	18,574,000	48,095,000
Total investment securities	39,189,000	54,949,000

Restricted stock, at cost	2,448,000	2,229,000

Loans held for sale	12,000	38,000

Loans	301,996,000	312,210,000
Less: allowance for loan losses	(3,015,000)	(2,891,000)
Total net loans	298,981,000	309,319,000

Goodwill and core deposit intangible asset, net	14,688,000	14,924,000
Bank premises and equipment, net	9,293,000	9,751,000
Accrued interest receivable and other assets	7,407,000	7,487,000

Total assets	$387,867,000	$410,485,000

See Notes to Consolidated Financial Statements

STERLING BANKS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

	September 30, 2008 (unaudited)	December 31, 2007
LIABILITIES Deposits
Noninterest-bearing	$38,799,000	$37,246,000
Interest-bearing	282,684,000	311,712,000
Total deposits	321,483,000	348,958,000

Federal Home Loan Bank advances	16,000,000	10,500,000
Subordinated debentures	6,186,000	6,186,000
Accrued interest payable and other accrued liabilities	1,335,000	1,533,000

Total liabilities	345,004,000	367,177,000

COMMITMENTS AND CONTINGENCIES (Note 2)

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $2 par value, 15,000,000 shares authorized; 5,843,362 issued and outstanding at September 30, 2008 and December 31, 2007	11,687,000	11,687,000
Additional paid-in capital	29,748,000	29,708,000
Retained earnings	1,544,000	1,949,000
Accumulated other comprehensive loss	(116,000)	(36,000)
Total shareholders' equity	42,863,000	43,308,000
Total liabilities and shareholders' equity	$387,867,000	$410,485,000

See Notes to Consolidated Financial Statements

STERLING BANKS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30, 2008	For the three months ended September 30, 2007	For the nine months ended September 30, 2008	For the nine months ended September 30, 2007
INTEREST INCOME
Interest and fees on loans	$5,125,000	$6,032,000	$15,839,000	$16,984,000
Interest and dividends on securities	318,000	570,000	1,093,000	1,778,000
Interest on due from banks	-	28,000	2,000	168,000
Interest on federal funds sold	21,000	144,000	159,000	428,000
Total interest and dividend income	5,464,000	6,774,000	17,093,000	19,358,000

INTEREST EXPENSE
Interest on deposits	1,985,000	3,423,000	6,994,000	9,665,000
Interest on Federal Home Loan Bank advances and overnight borrowings	31,000	9,000	110,000	79,000
Interest on subordinated debentures	105,000	105,000	313,000	174,000
Total interest expense	2,121,000	3,537,000	7,417,000	9,918,000

Net interest income	3,343,000	3,237,000	9,676,000	9,440,000

PROVISION FOR LOAN LOSSES	105,000	-	505,000	101,000

Net interest income after provision for loan losses	3,238,000	3,237,000	9,171,000	9,339,000

NONINTEREST INCOME
Service charges	65,000	71,000	188,000	214,000
Gains on sales of available-for-sale securities	-	-	95,000	5,000
Miscellaneous fees and other	218,000	152,000	512,000	407,000
Total noninterest income	283,000	223,000	795,000	626,000

NONINTEREST EXPENSES
Compensation and benefits	1,719,000	1,876,000	5,516,000	5,345,000
Occupancy, equipment and data processing	923,000	924,000	2,751,000	2,555,000
Professional services	246,000	150,000	681,000	535,000
Marketing and business development	124,000	219,000	419,000	572,000
Amortization of core deposit intangible asset	86,000	87,000	261,000	188,000
Other operating expenses	284,000	346,000	960,000	965,000
Total noninterest expenses	3,382,000	3,602,000	10,588,000	10,160,000

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	139,000	(142,000)	(622,000)	(195,000)

INCOME TAX EXPENSE (BENEFIT)	60,000	(48,000)	(217,000)	(54,000)

NET INCOME (LOSS)	$79,000	$(94,000)	$(405,000)	$(141,000)

NET INCOME (LOSS) PER COMMON SHARE
Basic and Diluted	$0.01	$(0.02)	$(0.07)	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,843,362	5,843,362	5,843,362	5,619,967
Diluted	5,849,335	5,843,362	5,843,362	5,619,967

CASH DIVIDENDS PER COMMON SHARE	$0.00	$0.03	$0.00	$0.09

See Notes to Consolidated Financial Statements

STERLING BANKS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
December 31, 2006	4,783,568	$9,567,000	$22,930,000	$2,931,000	$(660,000)	$34,768,000

Comprehensive losses:
Net loss – 2007	-	-	-	(141,000)	-	(141,000)
Change in net unrealized loss on
securities available-for-sale, net
of reclassification adjustment
and tax effects	-	-	-	-	336,000	336,000
Total comprehensive income						195,000
Cash dividends paid ($0.09 per share)	-	-	-	(477,000)	-	(477,000)
Stock compensation	-	-	19,000	-	-	19,000
Acquisition of Farnsworth Bancorp, Inc.	768,438	1,537,000	7,246,000	-	-	8,783,000
Net proceeds from issuance of
common stock	13,493	27,000	64,000	-	-	91,000
Common stock split effected in the form of a 5% common stock dividend	277,863	556,000	(558,000)	-	-	(2,000)

September 30, 2007	5,843,362	$11,687,000	$29,701,000	$2,313,000	$(324,000)	$43,377,000

December 31, 2007	5,843,362	$11,687,000	$29,708,000	$1,949,000	$(36,000)	$43,308,000

Comprehensive losses:
Net loss – 2008	-	-	-	(405,000)	-	(405,000)
Change in net unrealized loss on
securities available-for-sale, net
of reclassification adjustment
and tax effects	-	-	-	-	(80,000)	(80,000)
Total comprehensive loss						(485,000)
Stock compensation	-	-	40,000	-	-	40,000

September 30, 2008	5,843,362	$11,687,000	$29,748,000	$1,544,000	$(116,000)	$42,863,000

See Notes to Consolidated Financial Statements

STERLING BANKS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(405,000)	$(141,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	809,000	755,000
Provision for loan losses	505,000	101,000
Net amortization of purchase premiums and discounts on securities	27,000	39,000
Amortization of core deposit intangible	261,000	188,000
Stock compensation	40,000	19,000
Realized gain on sales or retirement of equipment	(5,000)	(9,000)
Realized gain on sales of securities available-for-sale	(95,000)	(5,000)
Realized gain on sales of loans held for sale	(12,000)	-
Proceeds from sale of loans held for sale	1,058,000	5,148,000
Originations of loans held for sale	(1,020,000)	(3,761,000)
Changes in operating assets and liabilities:
(Increase) Decrease in accrued interest receivable and other assets	135,000	(622,000)
Decrease in accrued interest payable and other accrued liabilities	(198,000)	(2,186,000)
Net cash provided by (used in) operating activities	1,100,000	(474,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(3,995,000)	(4,883,000)
Purchases of securities held-to-maturity	(15,322,000)	(75,000)
Proceeds from sales of securities available-for-sale	5,470,000	20,503,000
Proceeds from maturities of securities available-for-sale	25,900,000	3,000,000
Proceeds from maturities of securities held-to-maturity	-	875,000
Proceeds from principal payments on mortgage-backed securities available-for-sale	2,090,000	1,980,000
Proceeds from principal payments on mortgage-backed securities held-to-maturity	1,550,000	1,285,000
Purchases of restricted stock	(2,465,000)	(400,000)
Proceeds from sale of restricted stock	2,246,000	241,000
Net decrease in loans	9,833,000	6,360,000
Proceeds from sales of equipment	46,000	28,000
Purchases of premises and equipment	(392,000)	(1,657,000)
Cash acquired in (paid for) acquisition	(25,000)	3,096,000
Net cash provided by investing activities	24,936,000	30,353,000
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock	-	91,000
Dividends paid	-	(477,000)
Net increase in noninterest-bearing deposits	1,553,000	3,627,000
Net decrease in interest-bearing deposits	(29,028,000)	(40,395,000)
Proceeds from issuance of trust preferred securities	-	6,000,000
Proceeds from (repayments of) Federal Home Loan Advances	5,500,000	(5,243,000)
Net cash used in financing activities	(21,975,000)	(36,397,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,061,000	(6,518,000)

CASH AND CASH EQUIVALENTS, JANUARY 1,	11,788,000	22,942,000

CASH AND CASH EQUIVALENTS, SEPTEMBER 30,	$15,849,000	$16,424,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for: Interest on deposits and borrowed funds	$7,604,000	$9,985,000
Income taxes	$1,000	$140,000

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statements and Basis of Presentation

The financial statements included herein have not been audited, except for the balance sheet at December 31, 2007, which was derived from the audited financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted; therefore, these financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2007.  The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented.  Such adjustments are of a normal recurring nature.  The results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Investments

The Company has identified investment securities that it has the intent and ability to hold to maturity considering all reasonably foreseeable events or conditions.  The securities are classified as “held-to-maturity.”  The Company has also identified investment securities that will be held for indefinite periods of time, including securities that will be used as part of the Company’s asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors.  These securities are classified as “available-for-sale” and are carried at fair value, with any temporary unrealized gains or losses reported as a separate component of other comprehensive income, net of the related income tax effect.  Declines in the fair value of individual securities below their cost that are other than temporary, result in write-downs of the individual securities to their fair value and are included in noninterest income in the statements of operations.  Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or that the Company would not have the intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value.  The unrealized losses that existed as of September 30, 2008 are generally the result of market changes in interest rates since the purchase of the securities.  This factor coupled with the fact the Company has both the intent and ability to hold securities to maturity or for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the portfolio are temporary.

Goodwill and Other Intangibles Assets

Goodwill, the excess of cost over fair value of net assets acquired, amounted to approximately $11.8 million at September 30, 2008.  Goodwill is not amortized into net income but rather is tested at least annually for impairment.  Other intangible assets, which consist of core deposit intangibles, totaled approximately $2.9 million at September 30, 2008.  This amount is amortized over its estimated useful life (ten years) and is also subject to impairment testing.

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

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.  EARNINGS PER SHARE

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding.  Shares issued during the period are weighted for the portion of the period that they were outstanding during the year.  The weighted average number of common shares outstanding for the three months ended September 30, 2008 and 2007 were 5,843,362 and for the nine months ended September 30, 2008 and 2007 were 5,843,362 and 5,619,967, respectively.  Diluted earnings per common share consider common share equivalents (when dilutive) outstanding during each period.  Both basic and diluted earnings per share computations give retroactive effect to the stock split in 2007.  Shares issuable upon the exercise of stock options were not considered in the calculation of net loss per share for the nine months ended September 30, 2008 and the three and nine months ended September 30, 2007, as their inclusion would be anti-dilutive.  The effect for the three months ended September 30, 2008 was an additional 5,973 shares for dilution.

NOTE 4.  STOCK-BASED EMPLOYEE COMPENSATION

During the nine months ended September 30, 2008 and 2007, the Company issued 175,200 and 7,875 options, respectively, with an exercise price range of $3.80 to $7.67, to employees and directors that vest in equal annual installments over ten years.  The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards.  For options issued in 2008, the weighted average estimated value per option was $1.60.  The fair value of options granted in 2008 was estimated at the date of the grant based on the following assumptions: risk free interest rate of 4.1%, volatility of 22-23%, expected life of 8-10 years and no expected dividend yield.  Compensation cost charged to operations for the nine months ended September 30, 2008 and 2007 was $40,000 and $19,000, respectively.

As of September 30, 2008, there was approximately $652,000 of total unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted average period of 9.2 years.  There were 145,230 unvested options at December 31, 2007.  Of these, 4,442 options vested, 1,050 options expired and 175,200 new options were granted in 2008.  314,938 options remain unvested at September 30, 2008.

NOTE 5.  COMMON STOCK

The Company paid a cash dividend of $0.03 per common share in February, May and August 2007.

The Company issued a 21 for 20 stock split in September 2007, effected in the form of a 5% common stock dividend.

During the first nine months of 2007, 13,493 stock options were exercised at a range of $6.66 to $8.04 per share.  During the first nine months of 2008, no stock options were exercised.

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

The Bank’s actual capital amounts and ratios are presented in the following tables (amounts in thousands, except percentages):

			For Capital			To Be Well
	Actual		Adequacy Purposes			Capitalized
	Amount	Ratio	Amount		Ratio	Amount			Ratio
As of September 30, 2008:

Total Capital (to Risk-Weighted Assets)	$36,185	11.76%	$	≥24,610	≥8.0%	$	≥30,762	≥10.0%
Tier I Capital (to Risk-Weighted Assets)	$33,102	10.76%	$	≥12,305	≥4.0%	$	≥18,457	≥ 6.0%
Tier I Capital (to Average Assets)	$33,102	9.11%	$	≥14,527	≥4.0%	$	≥18,159	≥ 5.0%

			For Capital			To Be Well
	Actual		Adequacy Purposes			Capitalized
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2007:

Total Capital (to Risk-Weighted Assets)	$35,923	11.13%	$	≥25,824	≥8.0%	$	≥32,280	≥10.0%
Tier I Capital (to Risk-Weighted Assets)	$32,957	10.21%	$	≥12,912	≥4.0%	$	≥19,368	≥ 6.0%
Tier I Capital (to Average Assets)	$32,957	8.28%	$	≥15,926	≥4.0%	$	≥19,907	≥ 5.0%

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

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7.  FAIR VALUE MEASUREMENT (continued)

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  In determining fair value, the Company uses various methods including market, income and cost approaches.  Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and or the risks inherent in the inputs to the valuation technique.  These inputs can be readily observable, market corroborated, or generally unobservable.  The Company utilizes techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  Based on the observability of the inputs used in valuation techniques the Company is required to provide the following information according to the fair value hierarchy.  The fair value hierarchy ranks the quality and reliability of the information used to determine fair values.  Financial assets and liabilities carried at fair value will be classified and disclosed as follows:

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

Fair Value on a Recurring Basis

Certain assets and liabilities are measured at fair value on a recurring basis.  The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the SFAS 157 hierarchy (as described above) as of September 30, 2008.

	Level 1	Level 2	Level 3	Total
Financial Assets
Investment securities available-for-sale	-	18,574,000	-	18,574,000

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7.  FAIR VALUE MEASUREMENT (continued)

Securities Portfolio

The fair value of securities is the market value based on quoted market prices, when available, or market prices provided by recognized broker dealers (level 1).  When listed prices or quotes are not available, fair value is based upon quoted market prices for similar or identical assets or other observable inputs (level2) or significant management judgment or estimation based upon unobservable inputs due to limited or no market activity of the instrument (Level 3).

Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is impairment).  The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the SFAS 157 hierarchy (as described above) as of September 30, 2008.

	Level 1	Level 2	Level 3	Total
Financial Assets
Loans held for sale	$-	$12,000	$-	$12,000
Impaired loans	$-	$-	$10,720,000	$10,720,000

Loans Held-for-Sale

The fair value of loans held-for-sale was determined using a market approach that includes significant other observable inputs (Level 2 Inputs).  The Level 2 fair values were estimated using quoted prices for similar assets in active markets.

Impaired Loans

The fair value of impaired loans is derived in accordance with SFAS NO. 114, Accounting by Creditors for Impairment of a Loan.  Fair value is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

The valuation allowance for impaired loans is included in the allowance for loan losses in the consolidated balance sheets.  The valuation allowance for impaired loans at September 30, 2008 was $515,000.  During the nine months ended September 30, 2008, the valuation allowance for impaired loans increased $177,000 from $338,000 at December 31, 2007.

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

These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, which are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; the effect that maintaining regulatory capital requirements could have on the growth of the Company; inflation; changes in prevailing short term and long term interest rates; national and global liquidity of the banking system; the performance of newly established branches; changes in loan portfolio quality; adequacy of loan loss reserves; changes in the rate of deposit withdrawals; changes in the volume of loan refinancings; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the impact of changes in financial services laws and regulations (including laws concerning  taxes,  banking,  securities and insurance); technological changes; changes in consumer spending and saving habits; changes in the local competitive landscape, including the acquisition of local and regional banks in the Company’s geographic marketplace;  possible impairment of intangible assets, including goodwill from the Company’s acquisition of Farnsworth;  the ability of our borrowers to repay their loans; the uncertain credit environment in which the Company operates;  the ability of the Company to manage the risk in its loan and investment portfolios; the ability of the Company to reduce noninterest expenses and increase net interest income, its growth, results of possible collateral collections and subsequent sales; and the success of the Company at managing the risks resulting from these factors.

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

Consolidated Results of Operations
Three Months Ended September 30, 2008 and 2007
(Unaudited)

The following discussion compares the results of operations for the three months ended September 30, 2008 (unaudited) to the results of operations for the three months ended September 30, 2007 (unaudited).  This discussion should be read in conjunction with the accompanying financial statements (unaudited) and related notes, as well as statistical information included in this Form 10-Q.

Net Income (Loss). For the three months ended September 30, 2008, the net income totaled $79,000, compared to net loss of $94,000 for the three months ended September 30, 2007.  Increased earnings for the three months ended September 30, 2008 was attributable primarily to a decrease in noninterest expenses of $220,000, an increase in net interest income of $106,000, an increase in noninterest income of $60,000, partially offset by an increase in provision for loan losses of $105,000.  Basic and diluted income per share for the three months ended September 30, 2008 was $0.01.  Basic and diluted loss per share for the three months ended September 30, 2007 was $0.02.

Net Interest Income. Net interest income for the three months ended September 30, 2008 totaled $3,343,000, an increase of 3.3% from $3,237,000 for the three months ended September 30, 2007.  The net interest margin for the three months ended September 30, 2008 was 4.00%, compared to 3.39% for the comparable period of 2007.  This increase is due to the current interest rate environment for interest-bearing liabilities in our marketplace.

Interest income decreased by $1,310,000 for the three months ended September 30, 2008 over the same period in 2007, attributable to a decrease in average interest earning assets of $46.4 million and a 48 basis point decrease in the yield on average earning assets from 7.09% in 2007 to 6.61% in 2008.  Average loans outstanding decreased by $11.7 million while average investment securities decreased $26.4 million.  The decrease in average loans outstanding was attributable to paydowns in loan balances while the decrease in average investment securities was attributable to agency securities being called in the current rate environment and management’s efforts to decrease the Bank’s reliance on short term borrowings and time deposits.  Interest expense decreased by $1,416,000 compared to the same time period in 2007.  Average interest-bearing liabilities decreased by $44.3 million which is attributable to management’s efforts to decrease the Bank’s reliance on short term borrowings and time deposits.  The average rate paid on interest-bearing liabilities decreased to 2.85% for the three months ended September 30, 2008 from 4.12% for the same period of 2007.

Provision for Loan Losses. Provision for loan losses for the three months ended September 30, 2008 was $105,000 compared to $0 for the same period in 2007.  This increase is principally the result of recent deterioration in the residential real estate spot lot construction loan portfolio.

Noninterest Income.  Noninterest income increased $60,000, or 26.9%, for the three months ended September 30, 2008 to $283,000, from $223,000 for the same period of 2007, primarily from an increase in prepayment penalties on loans.

Noninterest Expenses.  For the three months ended September 30, 2008, noninterest expenses decreased by $220,000, or 6.1%, to $3,382,000, compared to $3,602,000 for the same period of 2007.  This was primarily caused by a decrease in compensation and benefits of $157,000 due to synergies realized in 2008 as a result of the merger with Farnsworth in 2007 and a decrease in marketing and business development due to opening of our Delran branch in 2007, partially offset by an increase in professional services of $96,000 due to increases in strategic planning and SOX 404 costs.

Income Taxes.  We recorded an income tax expense of $60,000 on income before taxes of $139,000 for the three months ended September 30, 2008, resulting in an effective tax rate of 43.2% for the 2008 period, compared to an income tax benefit of $48,000 on loss before taxes of $142,000 for the same period of 2007.

Consolidated Results of Operations
Nine Months Ended September 30, 2008 and 2007
(Unaudited)

The following discussion compares the results of operations for the nine months ended September 30, 2008 (unaudited) to the results of operations for the nine months ended September 30, 2007 (unaudited).  This discussion should be read in conjunction with the accompanying financial statements (unaudited) and related notes, as well as statistical information included in this Form 10-Q.

Net Income (Loss). For the nine months ended September 30, 2008, the net loss totaled $405,000, compared to a net loss of $141,000 for the nine months ended September 30, 2007.  The increased net loss for the nine months ended September 30, 2008 was attributable primarily to an increase in noninterest expenses of $428,000 and an increase in provision for loan losses of $404,000, partially offset by an increase in net interest income of $236,000 and an increase in noninterest income of $169,000.  Basic and diluted loss per share for the nine months ended September 30, 2008 and 2007 was $0.07 and $0.03, respectively.

Net Interest Income. Net interest income for the nine months ended September 30, 2008 totaled $9,676,000, an increase of 2.5% from $9,440,000 for the nine months ended September 30, 2007.  The net interest margin for the nine months ended September 30, 2008 was 3.74%, compared to 3.43% for the comparable period of 2007.  This increase is due mainly to the current interest rate environment for interest-bearing liabilities in our marketplace.

Interest income decreased by $2,265,000 for the nine months ended September 30, 2008 compared to the same period in 2007, attributable to a 41 basis point decrease in the yield on average earning assets from 7.03% in 2007 to 6.62% in 2008 and a decrease in average interest earning assets of $23.2 million.  This decline primarily resulted from a decline in average investment securities of $23.0 million.  Interest expense decreased by $2,501,000 compared to the same time period in 2007.  Average interest-bearing liabilities decreased by $16.9 million primarily as a result of management’s efforts to decrease the Bank’s reliance on short term borrowings and time deposits which was partially offset by the issuance of $6.2 million in trust preferred securities in 2007.  The average rate paid on interest-bearing liabilities decreased to 3.22% for the nine months ended September 30, 2008 from 4.09% for the same period of 2007 and is attributable to the Federal Reserve policy of lowering short term rates and local pricing for deposits.

Provision for Loan Losses. The provision for loan losses was $505,000 for the nine months ended September 30, 2008, compared to $101,000 for the same period in 2007.  This increase was primarily attributable to the increased risk in the loan portfolio during 2008 compared to the same period in 2007 due primarily to a recent deterioration in the residential real estate spot lot construction loan portfolio.

Noninterest Income.  Noninterest income increased $169,000, or 27.0%, for the nine months ended September 30, 2008 to $795,000, up from $626,000 for the same period of 2007, reflecting mainly an increase of $90,000 in gains on sales of available-for-sale securities, an increase in prepayment penalties on loans of $32,000 and an increase in miscellaneous fees attributable to the sale of branch rights of one of the former Farnsworth branch sites for $30,000.

Noninterest Expenses.  For the nine months ended September 30, 2008, noninterest expenses increased by $428,000, or 4.2%, to $10,588,000, compared to $10,160,000 for the same period of 2007.  Increases in compensation expenses of $171,000, in occupancy, equipment and data processing expenses of $196,000, and amortization of core deposit intangible asset of $72,000, are primarily a result of a full nine months of operations related to the Farnsworth Bancorp, Inc. acquisition in March 2007 and the opening of our Delran branch in June 2007.

Income Taxes.  We recorded an income tax benefit of $217,000 on loss before taxes of $622,000 for the nine months ended September 30, 2008, resulting in an effective tax rate of 34.9%, compared to an income tax benefit of $54,000 on loss before taxes of $195,000 for the same period of 2007.

Consolidated Financial Condition
At September 30, 2008 and December 31, 2007
(Unaudited)

The following discussion compares the financial condition at September 30, 2008 (unaudited) to the financial condition at December 31, 2007.  This discussion should be read in conjunction with the accompanying financial statements (unaudited) and related notes as well as statistical information included in this Form 10-Q.

Total Assets. Total assets decreased $22.6 million, or 5.6%, to $387.9 million at September 30, 2008, compared to $410.5 million at December 31, 2007.  This was due to management’s efforts to decrease the Bank’s reliance on time deposits and reductions in the investment and loan portfolios.

Loans. Loans outstanding decreased $10.2 million, or 3.3%, from $312.2 million at December 31, 2007.  The decrease in loans was due to normal contractual loan payments/payoffs in the loan portfolio, an early loan payoff of $2.0 million and the sale of a $3.6 million nonperforming loan.

Allowance for Loan Losses.  The allowance for loan losses was $3.0 million at September 30, 2008 as compared to $2.9 million at December 31, 2007.  The ratio of the allowance for loan losses to total loans was 1.00% and 0.93% at September 30, 2008 and December 31, 2007, respectively.  The Company’s management has considered nonperforming assets and other assets of concern in establishing the allowance for loan losses.  The Company continues to monitor its allowance for possible loan losses and will make future additions or reductions in light of the level of loans in its portfolio and as economic conditions dictate.

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

The Company had $8.1 million and $4.5 million, respectively, in loans on nonaccrual status at September 30, 2008 and December 31, 2007.  This increase is the result of ten loans that the Company placed on nonaccrual status during the first nine months of 2008, less one which was sold.

Goodwill.  The Company recorded $11.8 million of goodwill from its merger-related activities during 2007.  In accordance with SFAS No. 142, goodwill is not amortized but rather tested for impairment annually during the fourth quarter.  Impairment testing consists of comparing the fair value of the acquired reporting units with their carrying amounts, including goodwill.  An impairment loss would be recorded to the extent the carrying value of the goodwill exceeds the fair value of the goodwill.  At September 30, 2008, the Company’s market capitalization was less than the total shareholders’ equity, which is one factor that is considered when determining goodwill impairment.  If current market conditions persist, it is possible that we will have a goodwill impairment charge against earnings in a future period.

Deposits.  Deposits totaled $321.5 million at September 30, 2008, decreasing $27.5 million, or 7.9%, from the December 31, 2007 balance of $349.0 million.  The decrease in deposits resulted primarily from management’s efforts to decrease the Bank’s reliance on time deposits.

Federal Home Loan Bank Advances and Other Borrowings. Federal Home Loan Bank advances and other borrowings totaled $16.0 million at September 30, 2008, increasing $5.5 million from December 31, 2007.  The increase in borrowings resulted primarily from management’s efforts to increase the Bank’s net interest income through the purchase of investment securities.

Shareholders’ Equity.  Shareholders’ equity decreased by $0.4 million, or 1.0%, mainly as a result of our net loss as of September 30, 2008.

Comparative Average Balances, Interest and Yields:

	Three Months Ended
	September 30, 2008			September 30, 2007
	Average Balance	Interest Income/Expense	Annual Yield	Average Balance	Interest Income/Expense	Annual Yield
Assets
Loans, net (1)	$298,773,000	$5,125,000	6.90%	$310,504,000	$6,032,000	7.71%
Investment securities (2)	28,955,000	318,000	4.41	55,320,000	570,000	4.09
Due from banks	144,000	-	1.48	2,047,000	28,000	5.49
Federal funds sold	4,708,000	21,000	1.81	11,124,000	144,000	5.15
Total interest-earning assets	332,580,000	5,464,000	6.61	378,995,000	6,774,000	7.09

Allowance for loan losses	(3,006,000)			(2,854,000)
Other assets	48,636,000			49,374,000
Total assets	$378,210,000			$425,515,000

Liabilities and shareholders’ equity
Time deposits	$181,059,000	1,636,000	3.59%	$230,914,000	2,829,000	4.84%
NOW/MMDA/savings accounts	105,213,000	349,000	1.32	102,402,000	595,000	2.36
Borrowed funds	9,821,000	136,000	5.48	7,236,000	113,000	6.20
Total interest-bearing liabilities	296,093,000	2,121,000	2.85	340,552,000	3,537,000	4.12

Noninterest-bearing demand deposits	37,971,000			41,778,000
Other liabilities	1,430,000			6,000
Shareholders’ equity	42,716,000			43,179,000
Total liabilities and shareholders’ equity	$378,210,000			$425,515,000

Net interest income		$3,343,000			$3,237,000

Interest rate spread (3)			3.76%			2.97%

Net interest margin (4)			4.00%			3.39%

________________________
(1)  Includes loans held for sale.  Also includes loan fees, which are not material.  Does not include loans on nonaccrual.
(2)  Yields are not on a tax-equivalent basis.
(3)  Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)  Net interest margin represents net interest income as a percentage of average interest-earning assets.

	Nine Months Ended
	September 30, 2008			September 30, 2007
	Average Balance	Interest Income/Expense	Annual Yield	Average Balance	Interest Income/Expense	Annual Yield
Assets
Loans, net (1)	$301,245,000	$15,839,000	7.02%	$295,497,000	$16,984,000	7.68%
Investment securities (2)	34,412,000	1,093,000	4.24	57,390,000	1,778,000	4.14
Due from banks	113,000	2,000	2.38	4,444,000	168,000	5.07
Federal funds sold	9,366,000	159,000	2.27	10,974,000	428,000	5.22
Total interest-earning assets	345,136,000	17,093,000	6.62	368,305,000	19,358,000	7.03

Allowance for loan losses	(2,866,000)			(2,567,000)
Other assets	48,393,000			40,285,000
Total assets	$390,663,000			$406,023,000

Liabilities and shareholders’ equity
Time deposits	$194,283,000	5,926,000	4.07%	$220,669,000	7,944,000	4.81%
NOW/MMDA/savings accounts	103,211,000	1,068,000	1.38	97,798,000	1,721,000	2.35
Borrowed funds	9,882,000	423,000	5.72	5,851,000	253,000	5.78
Total interest-bearing liabilities	307,376,000	7,417,000	3.22	324,318,000	9,918,000	4.09

Noninterest-bearing demand deposits	38,422,000			40,554,000
Other liabilities	1,856,000			558,000
Shareholders’ equity	43,009,000			40,593,000
Total liabilities and shareholders’ equity	$390,663,000			$406,023,000

Net interest income		$9,676,000			$9,440,000

Interest rate spread (3)			3.40%			2.94%

Net interest margin (4)			3.74%			3.43%
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

Liquidity

Liquidity describes our ability to meet the financial obligations that arise out of the ordinary course of business.  Liquidity addresses the Company’s ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund current and planned expenditures.  Liquidity is derived from loan and investment securities repayments and income from interest-earning assets.  Our loan to deposit ratio was 93.9% and 89.5% at September 30, 2008 and December 31, 2007, respectively.

The Company seeks to rely primarily on core deposits from customers to provide stable and cost-effective sources of funding to support growth.  The Company also seeks to augment such deposits with longer term and higher yielding certificates of deposit.  To the extent that retail deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds market.  As of September 30, 2008, the Company maintained lines of credit with correspondent banks of $89.7 million.  Longer term funding requirements can be satisfied through advances from the Federal Home Loan Bank.

As of September 30, 2008, the Company’s investment securities portfolio included $30.0 million of mortgage-backed securities that provide significant cash flow each month.  About half of the investment portfolio is classified as available-for-sale, is readily marketable, and is available to meet liquidity needs.  The Company’s residential real estate portfolio includes loans, which are underwritten consistent to secondary market criteria, and provide an additional source of liquidity.

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

At September 30, 2008, management believes that the Bank is “well capitalized,” as defined by regulatory banking agencies, and in compliance with all applicable regulatory capital requirements.  The Company’s long term goal is to ensure that the Bank is “well capitalized” under the applicable regulatory standards.  To this end, the Company issued $6.0 million of trust preferred securities (the “Securities”) on May 1, 2007.  The Securities bear interest at 6.744% for the first five years.  Subsequently, the interest rate will be adjusted quarterly based on a three month LIBOR rate plus 1.70%.  The Securities are callable after five years with a final maturity of May 1, 2037.  The Company contributed $4.5 million of the proceeds of the Securities to the capital of the Bank, as Tier I capital.

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

As of September 30, 2008, commitments to extend credit and unused lines of credit amounted to approximately $52.6 million and standby letters of credit were approximately $5.6 million.  See Note 8 to the Notes to Financial Statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 for additional information regarding the Bank’s long-term lease obligations.

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

22

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING BANKS, INC.

Date: November 14, 2008	By: /s/ Robert H. King
Robert H. King
President and Chief Executive Officer

Date: November 14, 2008	By: /s/ R. Scott Horner
R. Scott Horner
Executive Vice President and Chief
Financial Officer