Form 10-K
period 2008-12-31
Sterling Banks, Inc.
filed 2009-04-15
CIK 1358697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
____________

FORM 10-K

(Mark One)

[X]  Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal year ended  December 31, 2008

-OR-
[  ]   Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to _____________.

Commission File No. 333-133649

STERLING  BANKS, INC.
(Exact Name of Registrant as Specified in its Charter)

New Jersey	20-4647587
(State or other jurisdiction of incorporation or organization)	(I.R.S. E.I.N.)

3100 Route 38, Mount Laurel, New Jersey	08054
(Address of principal executive offices)	Zip Code

Registrant's telephone number, including area code:  (856) 273-5900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $2.00 per share	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES __  NO _X_

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  YES __  NO _X_

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  X    NO __

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES __  NO   X

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the sale price of the registrant's Common Stock as of June 30, 2008, was $21,789,880 ($4.30 per share times 5,067,414 shares of Common Stock held by non-affiliates).

As of March 13, 2009, there were 5,843,362 outstanding shares of the registrant's Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the registrant’s Definitive Proxy Statement to Shareholders for the 2009 Annual Meeting of Shareholders are incorporated by reference to Part III of this Annual Report.

PART I

Forward-Looking Statements

Sterling Banks, Inc. (the “Company”) may from time to time make written or oral "forward-looking statements," including statements contained in the Company’s filings with the Securities and Exchange Commission (including this Annual Report on Form 10-K and the exhibits hereto), in its reports to shareholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, which are subject to change based on various important factors (some of which are beyond the Company’s control).  The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; the effect that maintaining regulatory capital requirements could have on the growth of the Company; inflation; changes in prevailing short term and long term interest rates; national and global liquidity of the banking system; changes in loan portfolio quality; adequacy of loan loss reserves; changes in the rate of deposit withdrawals; changes in the volume of loan refinancings; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance), including the recently announced increase in the cost of FDIC insurance; technological changes; changes in consumer spending and saving habits; changes in the local competitive landscape, including the acquisition of local and regional banks in the Company’s geographic marketplace; possible impairment of intangible assets, specifically core deposit premium from the Company’s acquisition of Farnsworth;  the ability of our borrowers to repay their loans; the uncertain credit environment in which the Company operates;  the ability of the Company to manage the risk in its loan and investment portfolios; the ability of the Company to reduce noninterest expenses and increase net interest income, its growth, results of possible collateral collections and subsequent sales; and the success of the Company at managing the risks resulting from these factors.

The Company cautions that the above-listed factors are not exclusive.  The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Item 1.  Description of Business.

General

The Company is a bank holding company headquartered in Burlington County, New Jersey, with assets of $379.1 million as of December 31, 2008.  Our main office is located in Mount Laurel, New Jersey with nine other Community Banking Centers located in Burlington and Camden Counties, New Jersey.  We believe that this geographic area represents an attractive banking market with a diversified economy.  We began operations in December 1990 with the purpose of serving consumers and small to medium-sized businesses in our market area.  We have chosen to focus on the higher growth areas of western Burlington County and eastern Camden County.  We believe that understanding the character and nature of the local communities that we serve, and having first-hand knowledge of customers and their needs for financial services enable us to compete effectively and efficiently.  All references to “we,” “us,” “our,” and “ours” and similar terms in this report refers to the Company and its subsidiaries, collectively, except where the context otherwise requires.

Our growth and the strength of our asset quality result from our implementation of a carefully developed strategic planning process that provides the basis for our activities and direction.  We are guided by a series of important principles that provides the focus from which we continue to effectively and systematically manage our operations.  These principles include: attracting core deposits; developing a cohesive branch network; maintaining a community focus; emphasizing local loan generation; providing attentive and highly-personalized service; vigorously controlling and monitoring asset quality; and attracting and empowering highly-experienced personnel.

The Company is the successor registrant to Sterling Bank (the “Bank”) pursuant to the Plan of Reorganization by and between the Company and the Bank that was completed on March 16, 2007, whereby the Bank became a wholly-owned subsidiary of the Company.  Additionally, on March 16, 2007, the Bank, the Company and Farnsworth Bancorp, Inc. (“Farnsworth”) completed the merger (the “Merger”) in which Farnsworth merged with and into the Company, with the Company as the surviving corporation.  Subsequent to the Merger, Peoples Savings Bank, a wholly-owned subsidiary of Farnsworth, was merged with and into the Bank, with the Bank as the surviving Bank.  As a result of the merger of Peoples Savings Bank, the Bank acquired four new branches, one of which was subsequently closed.

Development of the Branch Network.  We have achieved our growth by expanding our branch presence into markets we have identified as growth opportunities.  We began a period of facility expansion in September 1996 with the opening of our second branch in Cherry Hill, New Jersey.  This was followed by the opening of new branches in Southampton Township-Vincentown (December 1998), Maple Shade (May 1999), Medford (May 2000), Voorhees (November 2005), and Delran (June 2007).  In addition, as a result of the Merger, we have acquired three branches in Bordentown, Florence and Evesham Township-Marlton (March 2007).  Each of these full-service Community Banking Centers is carefully positioned to deliver competitively priced and personalized products and services with customer convenient banking hours during both traditional and non-traditional hours of availability.  We continue to evaluate possible sites for the establishment of new branches, but we have no definitive plans to open any branches in the near future.

Maintaining a Community Focus.  We offer a wide array of banking products and services specifically designed for the consumer and the small to medium-sized business, informed and friendly professional staff, customer convenient operating hours, consistently-applied credit policies, and local and timely decision making.

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

Vigorous Control of Asset Quality.  Historically, we have maintained high overall credit quality through the establishment and observance of prudent lending policies and practices.  The current economic environment, particularly the significant softening in the real estate market and associated declines in real estate values, has resulted in a deterioration of asset quality in some of our real estate backed loans.  As a result, the Company has developed and implemented an enhanced process to identify deteriorating credit situations.  The Board of Directors and management continue to be actively involved in maintaining efforts to work with borrowers whenever possible to remediate troubled loans.

Experienced Personnel.  The members of our executive management have an average of 33 years of banking experience in providing quality service to consumers and businesses in the southern New Jersey region.

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

We generate substantially all of our loans in the State of New Jersey, with a significant portion in Burlington and Camden Counties.  At December 31, 2008, our loan portfolio totaled approximately $305.6 million.

At December 31, 2008, our lending limit to one borrower under applicable regulations was approximately $6.1 million, or approximately 15% of capital funds.

Loans are generated through marketing efforts, our present customers, walk-in customers and referrals.  We have established and observed prudent lending policies and practices in an effort to achieve sound credit quality.  We have established a written loan policy for each category of loans.  These loan policies have been adopted by the Board of Directors and are reviewed annually.  All loans to directors (and their affiliates) must be approved by the Board of Directors in accordance with federal law.

In managing the growth of our loan portfolio, we have focused on: (i) the application of prudent underwriting criteria; (ii) active involvement by senior management and the Board of Directors in the loan approval process; (iii) monitoring of loans to ensure that repayments are made in a timely manner and to identify potential problem loans; and (iv) the review of selected aspects of our loan portfolio by independent consultants.

Analysis of Loan Portfolio.  Set forth below is selected data relating to the composition of the Company's loan portfolio by type of loan at the dates indicated.  The table does not include loan fees.

	December 31,
	2008	2007	2006	2005	2004
Commercial, Financial and Agricultural	$32,115,000	$30,209,000	$29,097,000	$30,443,000	$30,721,000
Real Estate – Construction	68,278,000	80,486,000	85,902,000	77,499,000	51,086,000
Real Estate – Mortgage	147,435,000	141,237,000	73,666,000	72,020,000	64,032,000
Consumer Installment loans	53,827,000	52,291,000	45,179,000	38,714,000	29,781,000
Lease Financing	4,636,000	8,345,000	9,439,000	6,662,000	4,145,000
Total loans	$306,291,000	$312,568,000	$243,283,000	$225,338,000	$179,765,000

Loan Maturity. The following table sets forth the contractual maturity of the Company's loan portfolio at December 31, 2008.

	Due within 1 year	Due after 1 through 5 years	Due after 5 years	Total
Commercial, Financial and Agricultural	$18,508,000	$11,620,000	$1,987,000	$32,115,000
Real Estate - Construction	66,908,000	323,000	1,047,000	68,278,000
Real Estate – Mortgage	12,007,000	18,708,000	116,720,000	147,435,000
Consumer Installment loans	336,000	2,130,000	51,361,000	53,827,000
Lease Financing	611,000	4,025,000	-	4,636,000
Total amount due	$98,370,000	$36,806,000	$171,115,000	$306,291,000

The following table sets forth the dollar amount of all loans due after December 31, 2009, which have predetermined interest rates and which have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
Commercial, Financial and Agricultural	$10,490,000	$3,117,000	$13,607,000
Real Estate - Construction	163,000	1,207,000	1,370,000
Real Estate – Mortgage	106,656,000	28,772,000	135,428,000
Consumer Installment loans	53,491,000	-	53,491,000
Lease Financing	4,025,000	-	4,025,000
Total	$174,825,000	$33,096,000	$207,921,000

Commercial Loans

Our commercial loan portfolio consists primarily of commercial business loans and leases to small and medium-sized businesses and individuals for business purposes and commercial real estate and construction loans.  Commercial loans and leases that exceed established lending limits are accomplished through participations with other local commercial banks.

We have established written underwriting guidelines for commercial loans and leases.  In granting commercial loans and leases, we look primarily to the borrowers’ cash flow as the principal source of loan repayment.  Collateral and personal guarantees may be secondary sources of repayment.  A credit report and/or Dun & Bradstreet report is typically obtained on all prospective borrowers, and a real estate appraisal is required on all commercial real estate loans.  Generally, the maximum loan-to-value ratio on commercial real estate loans at origination is 75%.  All appraisals are performed by a state licensed or certified, independent appraiser.  We typically require the personal guarantees of the principals of the entities to whom we lend.

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

Commercial Business Loans and Leases.  Commercial business loans and leases are usually made to finance the purchase of inventory, new or used equipment, or to provide short-term working capital.  Generally, these loans and leases are secured, but some loans are sometimes granted on an unsecured basis.  To further enhance our security position, we generally require personal guarantees of principal owners.  These loans and leases are made either on a line of credit basis or on a fixed-term basis ranging from one to five years in duration.

Construction Loans.  Construction loans are made on a short-term basis for both residential and non-residential properties and are secured by land and improvements.  Construction loans are usually for a term of 9 to 21 months.  The Company has a general policy of not providing interest reserves for construction loans advanced.  However, each loan structure includes a 5% contingency/holdback reserve created to provide for successful project completion, and/or unanticipated project developments.  Interest reserves are a means through which a lender builds in, as a part of the loan approval, the amount of the monthly interest for a specified period of time.  While the capitalization of interest on loans is not part of the Company’s standard underwriting practice, we have, on some occasions, allowed interest to be capitalized as a part of the contingency/holdback reserve allocation associated with the project.  As of December 31, 2008, the Company had no loans outstanding for which the 5% contingency/holdback reserve has been drawn upon.  This portfolio includes what we commonly refer to as “spot lot” construction loans.  These loans represent approximately 79% of the real estate – construction loan portfolio as of December 31, 2008.

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

Consumer Installment Loans

We offer a full range of consumer installment loans.  Consumer installment loans consist of automobile loans, boat loans, mobile home loans, personal loans, and overdraft protection.

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

Sources of Funds

Deposits and Other Sources of Funds.  Deposits are the primary source of funds used by us in lending and other general business purposes.  In addition to deposits, we can derive additional funds from principal repayments on loans, the sale of loans and investment securities, and borrowings from other financial institutions or the Federal Home Loan Bank of New York (“FHLB”), which functions as a credit facility for member institutions within its assigned region.  Loan amortization payments have historically been a relatively predictable source of funds.  The level of deposit liabilities can vary significantly and is influenced by prevailing interest rates, money market conditions, general economic conditions and competition.

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

Borrowings.  Deposits are the primary source of funds for the Company's lending and investment activities as well as for general business purposes; however, should the need arise, the Company may access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements.  The Company maintains the ability to borrow funds on an overnight basis under secured and unsecured lines of credit with correspondent banks.  In addition, the Company had advances totaling $16.0 million from the FHLB as of December 31, 2008, with $1.7 million maturing within 1 year, with a fixed rate range of 3.16% to 4.05%, $2.3 million maturing within two years, with a fixed rate of 3.43%, $2.3 million maturing within three years, with a fixed rate of 3.85%, $2.2 million maturing within four years, with a fixed rate of 4.11%, and $7.5 million maturing within five years, with a fixed rate of 4.25%, none of which can be prepaid without penalty.

On May 1, 2007, Sterling Banks Capital Trust I, a Delaware statutory business trust and a wholly-owned subsidiary of the Company (the “Trust”), issued $6.2 million of variable rate capital trust pass-through securities (“capital securities”) to investors.  The variable interest rate re-prices quarterly after five years at the three month LIBOR plus 1.70% and was 6.744% as of December 31, 2008.  The Trust purchased $6.2 million of variable rate junior subordinated deferrable interest debentures from the Company.  The debentures are the sole asset of the Trust.  The terms of the junior subordinated debentures are the same as the terms of the capital securities.  The Company has also fully and unconditionally guaranteed the obligations of the Trust under the capital securities.  The capital securities are redeemable by the Company on or after May 1, 2012 at par, or earlier if the deduction of related interest for federal income taxes is prohibited, classification as Tier I Capital is no longer allowed, or certain other contingencies arise.  The capital securities must be redeemed upon final maturity of the subordinated debentures on May 1, 2037.  Proceeds of approximately $4.5 million were contributed in 2007 to paid-in capital of the Bank.  The remaining $1.5 million was retained at the Company for future use.  If the Company determines that there is a need to preserve capital or improve liquidity, the ability exists to defer interest payments for a maximum of five years.

The following table sets forth information regarding the Company’s borrowed funds:

	At December 31,
	2008	2007	2006
Amount outstanding at year end	$22,200,000	$16,700,000	$5,885,000
Weighted average interest rate at year end	4.8%	5.0%	3.5%
Maximum outstanding at any month end	$22,200,000	$16,700,000	$14,835,000
Average outstanding	$12,975,000	$6,327,000	$12,247,000
Weighted average interest rate during the year	5.3%	5.9%	3.4%

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

Insurance of Deposits.  Our deposits are normally insured up to a maximum of $100,000 per depositor under the Bank Insurance Fund of the FDIC.  Pursuant to the Emergency Economic Stabilization Act of 2008, the maximum deposit insurance amount per depositor has been increased from $100,000 to $250,000 until December 31, 2009.  The FDIC has established a risk-based assessment system for all insured depository institutions.  Under the risk-based assessment system in 2008, deposit insurance premium rates range from zero to 27 basis points, with our deposit insurance premium having been assessed at ten basis points of deposits.  On February 27, 2009, the FDIC adopted a final rule with respect to the risk-based assessment system, which will take effect on April 1, 2009.  Under the final rule, deposit insurance premium rates will range from seven to 77.5 basis points of deposits. Additionally, the FDIC recently adopted an interim rule that imposes a 20 basis point emergency special assessment on all insured depository institutions on June 30, 2009.  The special assessment will be collected September 30, 2009, at the same time that the risk-based assessments for the second quarter of 2009 are collected. The interim rule also permits the FDIC to impose an emergency special assessment of up to 10 basis points on all insured depository institutions whenever, after June 30, 2009, the FDIC estimates that the fund reserve ratio will fall to a level that the FDIC believes would adversely affect public confidence or to a level close to zero or negative at the end of a calendar quarter.

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

Capital Adequacy Guidelines.  The Federal Reserve Board has adopted risk based capital guidelines for member banks such as us.  To be considered “adequately capitalized,” the required minimum ratio of total capital to total risk-weighted assets (including off-balance sheet activities, such as standby letters of credit) is 8.0%.  At least half of the total risk based capital is required to be “Tier I capital,” consisting principally of common shareholders’ equity, non-cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill.  The remainder (“Tier II capital”) may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the allowance for loan losses.

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

Prompt Corrective Action.  Under the Federal Deposit Insurance Act, the federal banking agencies possess broad powers to take “prompt corrective action” as deemed appropriate for an insured depository institution and its holding company.  The extent of these powers depends upon whether the institution in question is considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  Generally, the smaller an institution’s capital base in relation to its total assets, the greater the scope and severity of the agencies’ powers.  Business activities may also be influenced by an institution’s capital classification.  At December 31, 2008, we exceeded the required ratios for classification as “well capitalized.”  For additional discussion of capital requirements, we refer you to Note 14, Regulatory Matters of the Notes to our Consolidated Financial Statements.

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

In 2008, we did not pay a cash dividend, and we have no plans to do so in 2009.  In 2007, we paid three cash dividends of $0.03 per share.  Our future dividend policy is subject to the discretion of our Board of Directors and will depend upon a number of factors, including future earnings, financial conditions, cash needs, general business conditions and applicable dividend limitations.  Further, the Company's ability to pay cash dividends to shareholders will depend largely on the Bank’s ability to pay dividends to the Company. We have distributed a 5% stock dividend, accounted for as a stock split, each year during the period from 1997 through 2002 and from 2004 through 2006.  In 2007, we distributed a 21 for 20 stock split, effected in the form of a 5% common stock dividend.  Currently, we have no plans to declare additional stock dividends or splits.

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

A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well capitalized, well managed and have at least a satisfactory rating under the Community Reinvestment Act.  The Company may elect to become a financial holding company but has not done so as of December 31, 2008.

USA PATRIOT Act. The USA PATRIOT Act of 2001, which was renewed in 2006, establishes a wide variety of new and enhanced ways of combating terrorism, including amending the Bank Secrecy Act to provide the federal government with enhanced authority to identify, deter, and punish international money laundering and other crimes.  Among other things, the USA PATRIOT Act prohibits financial institutions from doing business with foreign “shell” banks and requires increased due diligence for private banking transactions and correspondent accounts for foreign banks.  In addition, financial institutions must follow new minimum verification of identity standards for all new accounts and will be permitted to share information with law enforcement authorities under circumstances that were not previously permitted.

Sarbanes-Oxley Act.  The Sarbanes-Oxley Act of 2002 required changes in some of our corporate governance, securities disclosure and compliance practices.  In particular, Section 404 of the Sarbanes-Oxley Act requires public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting.  Beginning with the Annual Report on Form 10-K for our 2009 fiscal year, the independent registered public accounting firm auditing the Company’s financial statements must attest to and report on the effectiveness of the Company’s internal control over financial reporting.  The costs associated with the implementation of this requirement, including documentation and testing, have not been estimated by us.  Moreover, if we are ever unable to conclude that we have effective internal control over financial reporting, or if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting for any future year-ends as required by Section 404, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

Emergency Economic Stabilization Act of 2008.  The Emergency Economic Stabilization Act of 2008 (the “EESA”), which established the U.S. Treasury Department’s Troubled Asset Relief Program (“TARP”), was enacted on October 3, 2008.  As part of TARP, the Treasury Department created the Capital Purchase Program (“CPP”), under which the Treasury Department will invest up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  The Company did not choose to participate in the CPP.  On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “ARRA”) was enacted as a sweeping economic recovery package intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs.

Temporary Liquidity Guarantee Program.  Pursuant to the EESA, the maximum deposit insurance amount per depositor has been increased from $100,000 to $250,000 until December 31, 2009.  Additionally, on October 14, 2008, after receiving a recommendation from the boards of the FDIC and the Federal Reserve, and consulting with the President of the United States, the Secretary of the Treasury signed the systemic risk exception to the FDIC Act, enabling the FDIC to establish its Temporary Liquidity Guarantee Program (“TLGP”). Under the transaction account guarantee program of the TLGP, the FDIC will fully guarantee, until the end of 2009, all non-interest-bearing transaction accounts, including NOW accounts with interest rates of 0.5 percent or less and IOLTAs (lawyer trust accounts).

The TLGP also guarantees all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and June 30, 2009 with a stated maturity greater than 30 days. All eligible institutions were permitted to participate in both of the components of the TLGP without cost for the first 30 days of the program. Following the initial 30 day grace period, institutions were assessed at the rate of ten basis points for transaction account balances in excess of $250,000 for the transaction account guarantee program and at the rate of either 50, 75, or 100 basis points of the amount of debt issued, depending on the maturity date of the guaranteed debt, for the debt guarantee program. Institutions were required to opt-out of the TLGP if they did not wish to participate.  The Company did not choose to opt out of either the transaction account guarantee program or debt guarantee program components of the TGLP.

Future Regulation.  Various laws, regulations and governmental programs affecting financial institutions and the financial industry are from time to time introduced in Congress or otherwise promulgated by regulatory agencies.  Such measures may change the operating environment of the Company in substantial and unpredictable ways. With the recent enactments of the EESA and the ARRA, the nature and extent of future legislative, regulatory or other changes affecting financial institutions is very unpredictable at this time.

Employees.  As of December 31, 2008, we had 99 full-time and 27 part-time employees.  Our employees are not represented by a collective bargaining agent.  We believe the relationship with our employees to be good.

Item 1A.  Risk Factors.

Our business, operations and financial condition are subject to various risks.  In addition to the other information contained in this Form 10-K, you should carefully consider the risks, uncertainties and other factors described below because they could materially and adversely affect our business, financial condition, operating results, cash flow and prospects, and/or the market price of our common stock.  This section does not describe all risks that may be applicable to us, our business or our industry, and is included solely as a summary of certain material risk factors.

Risks Related to Our Business

If we experience excessive loan losses relative to our allowance, our earnings will be adversely affected.

The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan.  Given the current economic situation and particularly the adverse impact on the market for real estate, which constitutes nearly all the collateral for approximately 70% of our loans, we cannot be sure we are adequately secured. Management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality.  Based upon such factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and for specific loans when their ultimate collectibility is considered questionable.

If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future losses, or if the bank regulatory authorities require us to increase the allowance for loan losses as a part of their examination process, our earnings and capital could be significantly and adversely affected.

As of December 31, 2008, our allowance for loan losses was approximately $8.5 million, which represented 2.78% of outstanding loans.  At such date, we had 22 loans on nonaccrual status.  Although management believes that our allowance for loan losses is adequate, there can be no assurance that the allowance will prove sufficient to cover future loan losses.  Further, although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to our non-performing or performing loans.  Additions to our allowance for loan losses would result in a decrease in our net income and capital, and could have a material adverse effect on our financial condition and results of operations.

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

We may be required to pay significantly higher Federal Deposit Insurance Corporation (FDIC) premiums in the future.

Recent insured institution failures, as well as deterioration in banking and economic conditions, have significantly increased FDIC loss provisions, resulting in a decline in the designated reserve ratio to historical lows. The FDIC expects a higher rate of insured institution failures in the next few years compared to recent years; thus, the reserve ratio may continue to decline.  In addition, EESA temporarily increased the limit on FDIC coverage to $250,000 through December 31, 2009.  These developments will cause the premiums assessed to us by the FDIC to increase.

On December 16, 2008, the FDIC Board of Directors determined deposit insurance assessment rates for the first quarter of 2009 at 12 to 14 basis points per $100 of deposits.  Beginning April 1, 2009, the rates will increase to 12 to 16 basis points per $100 of deposits.  Additionally, on February 27, 2009, the FDIC announced an interim rule imposing a 20 basis point special emergency assessment on June 30, 2009, payable September 30, 2009. The interim rule also allows the FDIC to impose a special emergency assessment after June 30, 2009, of up to 10 basis points if necessary to maintain public confidence in FDIC insurance. These higher FDIC assessment rates and special assessments could have an adverse impact on our results of operations.

Our ability to be profitable will depend upon our ability to grow, which will be limited by our need to maintain required capital levels.

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

Substantially all of our business is with customers in our market area of southern New Jersey.  Most of our customers are consumers and small and medium-sized businesses which are dependent upon the regional economy.  Adverse changes in economic and business conditions in our markets have adversely affected some of our borrowers, their ability to repay their loans and to borrow additional funds, and consequently our financial condition and performance.

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

In addition to the financial strength and cash flow characteristics of the borrower in each case, we often secure our loans with real estate collateral.  As of December 31, 2008, approximately 70% of our loans had real estate as a primary, secondary or tertiary component of collateral.  Real estate values and real estate markets are generally affected by, among other things, changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies, and acts of nature.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower.  As real estate prices in our markets decline, the value of the real estate collateral securing our loans will be further reduced.  If we are required to liquidate the collateral securing a loan during a period of reduced real estate values to satisfy the debt, our earnings and capital could be adversely affected.

Our legal lending limits are relatively low and restrict our ability to compete for larger customers.

At December 31, 2008, our lending limit per borrower was approximately $6.1 million, or approximately 15% of our capital.  Accordingly, the size of loans that we can offer to potential borrowers is less than the size of loans that many of our competitors with larger capitalization are able to offer.  We may engage in loan participations with other banks for loans in excess of our legal lending limits.  However, there can be no assurance that such participations will be available at all or on terms which are favorable to us and our customers.

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

Our common stock has limited trading activity, and although our common stock is listed on the Nasdaq Capital Market, there can be no assurance that trading in our common stock will develop at any time in the foreseeable future.  This means that there may be limited liquidity for our common stock, which may make it difficult to buy or sell our common stock, may negatively affect the price of our common stock and may cause volatility in the price of our common stock.  See Item 5, “Market for Common Equity and Related Stockholder Matters,” below.

There is a possibility that our common stock may be delisted and as a result, become more volatile and less liquid.

Due to the recent trading price range of our common stock, it is possible that without a sustained increase in the trading price range of our common stock, the shares will be delisted by NASDAQ.  If that were to occur, our common shares might continue to trade on the “over-the-counter” (OTC) market although there can be no assurances that will occur.  OTC transactions involve risks in addition to those associated with transactions on a stock exchange.  Many OTC stocks trade less frequently and in smaller volumes than stocks listed on an exchange.  Accordingly, OTC-traded shares are less liquid and are likely to be more volatile than exchange-traded stocks.

We have ceased paying cash dividends on a quarterly basis on our common stock and there is no assurance that we will resume doing so.

We have a limited history of paying cash dividends on our common stock.  We paid our first cash dividend to our shareholders in February 2004.  Although we subsequently paid cash dividends on a quarterly basis, the Company has not paid a cash dividend since the third quarter of 2007 and there is no assurance that the Company will resume paying cash dividends in the future.  Future payment of cash dividends, if any, will be at the discretion of the Board of Directors and will be dependent upon a number of factors including financial condition, cash needs, general business conditions and applicable legal limitations, including meeting regulatory capital requirements.  See Item 5, “Market for Common Equity and Related Stockholder Matters,” below.

Our management and significant shareholders control a substantial percentage of our stock and therefore have the ability to exercise substantial influence over our affairs.

As of March 13, 2009, our directors and executive officers beneficially owned approximately 913,000 shares, or approximately 15%, of our common stock, including options with the vested right to purchase approximately 241,000 shares, in the aggregate, of our common stock at exercise prices ranging from $6.27 to $10.90 per share.  In addition, approximately 7% of our common stock is controlled by a non-management shareholder.  Also, approximately 5% of our common stock is control by an institutional investor.  Because of the large percentage of stock held by our directors and executive officers and other significant shareholders, these persons could influence the outcome of any matter submitted to a vote of our shareholders.

We may issue additional shares of common stock, which may dilute the ownership and voting power of our shareholders and the book value of our common stock.

We are currently authorized to issue up to 15,000,000 shares of common stock.  Of that amount, approximately 5,843,362 shares were issued and outstanding as of March 13, 2009.  On March 16, 2007, we completed the Plan of Merger with Farnsworth Bancorp, Inc., for which the Holding Company issued approximately 768,438 shares of common stock.  Our Board of Directors has authority, without action or vote of the shareholders (except to the extent required under applicable rules of the Nasdaq Capital Market), to issue all or part of the authorized but unissued shares.  A total of 602,586 shares of common stock have been reserved for issuance under options outstanding on March 13, 2009.  As of March 13, 2009, options to purchase a total of 309,481 shares were exercisable and had exercise prices ranging from $6.27 to $10.90.  Any such issuance will dilute the percentage ownership interest of shareholders and may further dilute the book value of our common stock.

Our common stock is not insured and you could lose the value of your entire investment.

An investment in shares of our common stock is not a deposit and is not insured against loss by the government.

Risks Related to Our Industry

The capital and credit markets have experienced unprecedented levels of volatility.

During 2008, the capital and credit markets experienced extended volatility and disruption.  In the third and fourth quarters of 2008, the volatility and disruption reached unprecedented levels.  In response to the financial conditions affecting the banking system and financial markets and the potential threats to the solvency of investment banks and other financial institutions, the U.S. government has taken unprecedented actions.  These actions include the government assisted acquisition of Bear Stearns by JPMorgan Chase, the federal conservatorship of Fannie Mae and Freddie Mac, and the plan of the Treasury Department to inject capital and to purchase mortgage loans and mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets or particular financial institutions. Investors should not assume that these governmental actions will necessarily benefit the financial markets in general, or the Company in particular.  Investors should not assume that the government will continue to intervene in the financial markets at all.  Investors should be aware that governmental intervention (or the lack thereof) could materially and adversely affect the Company’s business, financial condition and results of operations.

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

Legislative and regulatory actions taken now or in the future to address the current liquidity and credit crisis in the financial industry may significantly affect our financial condition, results of operation, liquidity or stock price

The Emergency Economic Stabilization Act of 2008 (the “EESA”), which established the U.S. Treasury Department’s Troubled Asset Relief Program (“TARP”), was enacted on October 3, 2008.  As part of TARP, the Treasury Department created the Capital Purchase Program (“CPP”), under which the Treasury Department will invest up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “ARRA”) was enacted as a sweeping economic recovery package intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs.  There can be no assurance as to the actual impact that EESA or its programs, including the CPP, and ARRA or its programs, will have on the national economy or financial markets.  The failure of these significant legislative measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect the Company’s financial condition, results of operation, liquidity or stock price.

In addition, there have been numerous actions undertaken in connection with or following EESA and ARRA by the Federal Reserve Board, Congress, the Treasury Department, the FDIC, the SEC and others in efforts to address the current liquidity and credit crisis in the financial industry that followed the sub-prime mortgage market meltdown which began in late 2007. These measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; a mandatory “stress test” requirement for banking institutions with assets in excess of $100 billion to analyze capital sufficiency and risk exposure; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector.  The purpose of these legislative and regulatory actions is to help stabilize the U.S. banking system.  However, the EESA, the ARRA and any current or future legislative or regulatory initiatives may not have their desired effect, or may have an adverse effect when applied to the Company.

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

As directed by Section 404 of the Sarbanes-Oxley Act, the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting.  Under the SEC’s current rules, we began to comply with this requirement with our 2007 annual report.  Beginning with our 2009 fiscal year, the independent registered public accounting firm auditing the Company’s financial statements must attest to and report on the effectiveness of the Company’s internal control over financial reporting.  The costs associated with the implementation of this requirement, including documentation and testing, have not been estimated by us.  If we are ever unable to conclude that we have effective internal control over financial reporting or, if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting for any future year-ends as required by Section 404, we may incur additional costs to rectify the deficiency and investors could lose confidence in the reliability of our financial statements, either of which could result in a decrease in the value of our securities.

Item 1B.  Unresolved Staff Comments.

Not Applicable.

Item 2.  Properties.

The Company currently operates 10 bank branches, including the main branch; 5 are owned and 5 are leased.  Our principal office in Mount Laurel, New Jersey, consisting of 10,500 square feet, is leased.  The lease expires on December 31, 2015 with renewal options available through December 31, 2035.   A second branch office is leased in Medford, New Jersey consisting of 3,000 square feet.  The Medford lease expires on May 31, 2025 with renewal options available through May 31, 2035.  A third branch office is leased in Voorhees, New Jersey consisting of 3,000 square feet.  The Voorhees lease expires on November 30, 2020 with renewal options available through November 30, 2045.  A fourth branch office is leased in Marlton, New Jersey consisting of 2,200 square feet.  The Marlton lease expires on November 30, 2012 with renewal options available through November 30, 2022.  A fifth branch office is leased in Delran, New Jersey consisting of 3,000 square feet.  The Delran lease expires on June 30, 2027 with renewal options available through June 30, 2047.  In addition, we own branch offices located in Cherry Hill, Vincentown, Maple Shade, Bordentown and Florence, New Jersey containing 3,000, 6,400, 3,300, 7,900 and 1,000 square feet, respectively.

We also lease an administrative office in Mount Laurel, New Jersey consisting of 8,100 square feet.  This lease will expire on July 31, 2011.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the Nasdaq Capital Market.  The number of shareholders of record of our common stock, as of December 31, 2008, was 522.

For information with respect to Equity Compensation Plans see Item 12 (“Securities Authorized for Issuance under Equity Compensation Plans”).

The table below presents the high and low sales prices reported for our common stock as reported by the NASDAQ Capital Market for the periods indicated.  Sale prices have been adjusted for stock splits and dividends.

NASDAQ Capital Market
Year	Quarter	High price	Low price
2008	4th	$3.50	$0.88
	3rd	5.50	2.49
	2nd	5.54	2.90
	1st	7.25	4.75
2007	4th	$8.22	$6.23
	3rd	9.99	7.50
	2nd	10.19	7.80
	1st	11.12	9.00

Dividends

The holders of our common stock are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available therefor.  Our ability to pay cash dividends is limited by applicable state and federal law.  See "Item 1. Description of Business – Regulation – Restriction on Dividends".

In 2008, we did not pay a cash dividend, and we have no plans to do so in 2009.  In 2007, we paid three cash dividends of $0.03 per share.  The Company has not paid a cash dividend since the third quarter of 2007 and there is no assurance that the Company will resume paying cash dividends in the future.

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

Item 6.  Selected Financial Data.

Not Applicable for Smaller Reporting Companies.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in the section captioned “Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations” is included as an exhibit to this Annual Report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable for Smaller Reporting Companies.

Item 8.  Financial Statements and Supplementary Data.

The Company's financial statements listed under Item 15 are included as an exhibit to this Annual Report.

Item 9.  Changes in and Disagreements with Accountants On Accounting and Financial Disclosure.

Not applicable.

Item 9A(T).  Controls and Procedures.

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective, because of the material weakness described below, to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Because of the inherent limitations in all control systems, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Furthermore, our controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control, and misstatements due to error or fraud may occur and not be detected on a timely basis.

Management’s Annual Report on Internal Control over Financial Reporting .

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements and the reliability of financial reporting.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on our assessment, we believe that, as of December 31, 2008, the Company’s internal control over financial reporting is not effective based on those criteria because management identified a material weakness related to the internal controls over the process supporting the determination of the adequacy of the allowance for loan losses. Specifically, the Company did not initially provide sufficient general reserves under SFAS No. 5 in reaction to the rapidly deteriorating economic conditions affecting the credit quality of segments of the loan portfolio and did not timely identify loans that had become impaired under SFAS No.114.  This resulted in material adjustments to the allowance for loan losses within the 2008 annual consolidated financial statements, following the Company’s fourth quarter and year-end earnings release, which necessitated a delay in filing of the Company’s Form 10-K.  Management determined that these control deficiencies constitute a material weakness in the Company’s internal control over financial reporting.  In order to ensure that adequacy and accuracy in these determinations are consistently present, a procedure of external review of the details of management’s assessments will be completed on a timely basis each quarter in order to meet the deadlines for all future reporting.  This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting in the quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

The Company will file a definitive proxy statement for its 2009 Annual Meeting of Shareholders pursuant to Regulation 14A (the “Proxy Statement”) within 120 days after the end of the fiscal year covered by this annual report on Form 10-K (i.e., by April 30, 2009); accordingly, certain information that is required under Part III of this Annual Report on Form 10-K is omitted from this report and will be included in the Proxy Statement, and is incorporated herein by reference to the Proxy Statement.

Item 10.  Directors, Executive Officers and Corporate Governance.

The information contained under the sections captioned “Section 16(a) Beneficial Ownership Reporting Compliance” and “Election of Directors” in the Company’s Proxy Statement is incorporated herein by reference.

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

Item 11.  Executive Compensation.

The information contained in the section captioned “Director and Executive Officer Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item is incorporated herein by reference to the first chart in the section captioned “Security Ownership of Directors and Executive Officers and Certain Beneficial Owners” in the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information is incorporated herein by reference to the sections captioned “Certain Transactions” and “Election of Directors” in the Proxy Statement.

Item 14.  Principal Accountant Fees and Services.

The information is incorporated herein by reference to the section captioned “Independent Auditors” in the Proxy Statement.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)(1)    Financial Statements.  The consolidated statements of financial condition of Sterling Banks, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2008 and 2007 together with the related notes, are filed as a part of this Annual Report.

(a)(2)    Financial Statement Schedules.  Schedules have been omitted as they are not applicable.

(a)(3)    Exhibits.  The exhibits required by Item 601 of Regulation S-K are listed below:

2.1	Plan of Acquisition, dated April 26, 2006 by and between Sterling Bank and Sterling Banks, Inc. (a)
2.2	Agreement and Plan of Merger, dated June 23, 2006, by and among Sterling Banks, Inc., Sterling Bank, and Farnsworth Bancorp, Inc. (b)
3.1	Certificate of Incorporation of Sterling Banks, Inc. (c)
3.2	Amended and Restated Bylaws of Sterling Banks, Inc. (d)
10.1	1994 Employee Stock Option Plan (e), (g)
10.2	1998 Employee Stock Option Plan (e), (g)
10.3	2003 Employee Stock Option Plan (e), (g)
10.4	Sterling Banks, Inc. 2008 Employee Stock Option Plan (i)
10.5	Sterling Banks, Inc. 2008 Director Stock Option Plan (j)
10.6	Change in Control Severance Agreement dated December 26, 2007 between the Company, the Bank and R. Scott Horner (g), (h)
10.7	Change in Control Severance Agreement dated December 26, 2007 between the Company, the Bank and John Herninko (g), (h)
10.8	Employment agreement dated January 26, 2006 between the Bank and Robert H. King (f), (g)
10.9	Amendment to Employment Agreement dated December 26, 2007 between the Bank and Robert H. King (g)
10.10	Lease dated as of April 3, 1990, as amended, for headquarters facility in Mount Laurel, New Jersey (e)
23.1	Consent of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm
31.1	CEO Certification required under Section 302 of Sarbanes – Oxley Act of 2002
31.2	CFO Certification required under Section 302 of Sarbanes – Oxley Act of 2002
32.1	CEO Certification required under Section 906 of Sarbanes – Oxley Act of 2002
32.2	CFO Certification required under Section 906 of Sarbanes – Oxley Act of 2002

(a)	Incorporated by reference to Exhibit 2.1 of Sterling Banks, Inc.; Registration Statement on Form S-4 (File no. 333-133649).
(b)	Incorporated by reference to Exhibit 2.2 of Sterling Banks, Inc.; Registration Statement on Form S-4 (File no. 333-133649).
(c)	Incorporated by reference to Exhibit 3.1 of Sterling Banks, Inc.; Registration Statement on Form S-4 (File no. 333-133649).
(d)	Incorporated by reference to Exhibit 3.4 of Sterling Banks, Inc.; Registration Statement on Form S-4 (File no. 333-133649).
(e)	Incorporated by reference to the Bank’s Annual Report on Form 10-KSB for the year ended December 31, 2003.
(f)	Incorporated by reference to the Bank’s Current Report on Form 8-K dated January 25, 2006.
(g)	Management contract or compensatory plan or arrangement.
(h)	Incorporated by reference to the Company’s Current Report on Form 8-K dated January 4, 2008.
(i)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed March 14, 2008.
(j)	Incorporated by reference to Exhibit 10.2 of Sterling Banks, Inc. Registration Statement on Form S-8 filed November 12, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING BANKS, INC.

By:	/s/ Robert H. King
Robert H. King
President and Chief Executive Officer
Date: April 15, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 15, 2009.

/s/ Robert H. King	/s/ James L. Kaltenbach
Robert H. King	James L. Kaltenbach, M.D.
President, Chief Executive Officer	Director
and Director
(Principal Executive Officer)	/s/ G. Edward Koenig, Jr.
G. Edward Koenig, Jr.
/s/ R. Scott Horner	Director
R. Scott Horner
Executive Vice President, Chief	/s/ John J. Maley, Jr.
Financial Officer and Director	John J. Maley, Jr., CPA
(Principal Financial Officer)	Director

/s/ Dale F. Braun, Jr.	/s/ Luis G. Rogers
Dale F. Braun, Jr.	Luis G. Rogers
Senior Vice President and Controller	Director
(Principal Accounting Officer)
/s/ Ronald P. Sandmeyer
/s/ A. Theodore Eckenhoff	Ronald P. Sandmeyer
A. Theodore Eckenhoff	Director
Chairman

/s/ S. David Brandt	Jeffrey P. Taylor, P.E.
S. David Brandt, Esq	Director
Director

/s/ James Yoh	/s/ Jeffrey Dubrow
James Yoh, PhD.	Jeffrey Dubrow
Director	Director

Sterling Banks, Inc.

Financial Report
December 31, 2008

Contents

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion focuses on the major components of the Company’s operations.  This discussion should be read in conjunction with the financial statements and accompanying notes included in this Annual Report.

Sterling Banks, Inc. (the “Holding Company”) is the successor to Sterling Bank (the “Bank” and together with the Holding Company, the “Company”) pursuant to the Plan of Reorganization by and between the Holding Company and the Bank that was completed on March 16, 2007, whereby the Bank became a wholly-owned subsidiary of the Holding Company.  Additionally, on March 16, 2007, the Bank, the Holding Company and Farnsworth Bancorp, Inc. (“Farnsworth”) completed the merger (the “Merger”) in which Farnsworth merged with and into the Holding Company, with the Holding Company as the surviving corporation.  Subsequent to the Merger, Peoples Savings Bank, a wholly-owned subsidiary of Farnsworth, was merged with and into the Bank, with the Bank as the surviving Bank.  All information contained herein represents solely the financial information of the Company.  All references to “we,” “us,” “our,” and “ours” and similar terms in this report refers to the Company and its subsidiaries, collectively.

We are a bank holding company headquartered in Burlington County, New Jersey, with assets of $379.1 million as of December 31, 2008.  Our main office is located in Mount Laurel, New Jersey with nine other Community Banking Centers located in Burlington and Camden Counties, New Jersey.  We believe that this geographic area represents an attractive banking market with a diversified economy.  We began operations in December 1990 with the purpose of serving consumers and small to medium-sized businesses in our market area.  We have chosen to focus on the higher growth areas of western Burlington County and eastern Camden County.  We believe that understanding the character and nature of the local communities that we serve, and having first-hand knowledge of customers and their needs for financial services enable us to compete effectively and efficiently.

Our principal source of revenue is net interest income, which is the difference between the interest income from our earning assets and the interest expense on our deposits and borrowings.  Interest-earning assets consist principally of loans, investment securities and federal funds sold, while our interest-bearing liabilities consist primarily of deposits.  Our net income is also affected by our provision for loan losses, noninterest income and noninterest expenses, which include salaries, benefits, occupancy costs and charges relating to non-performing, impaired and other classified assets.

Critical Accounting Policies

Allowance for Losses on Loans

The allowance for losses on loans is based on management’s ongoing evaluation of the loan portfolio and reflects an amount considered by management to be its best estimate of probable losses inherent in the portfolio.  Management considers a variety of factors when establishing the allowance, such as the impact of current market conditions, diversification of the loan portfolio, delinquency statistics, results of loan review and related classifications, and historic loss rates.  In addition, certain individual loans that management has identified as problematic are specifically provided for in the allowance, based upon an evaluation of the borrower’s perceived ability to pay, the estimated adequacy of the underlying collateral and other relevant factors.  Consideration is also given to examinations performed by regulatory agencies.  Although provisions have been established and segmented by type of loan based upon management’s assessment of the loss characteristics inherent in each type, the entire allowance for losses on loans is available to absorb loan losses in any category.

Management performs a detailed analysis to determine the allowance for loan losses.  Since the allowance for loan losses is dependent, to a great extent, on conditions that may be beyond our control, it is possible that management’s estimate of the allowance for loan losses and actual results could differ materially in the near future.

In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for loan losses.  They may require additions to the allowance based upon their judgments about information available to them at the time of the examination.

Goodwill and Intangible Assets

Goodwill and intangible assets arise from purchase business combinations.  On March 16, 2007, we completed our merger with the former Farnsworth Bancorp, Inc.  We were deemed to be the purchaser for accounting purposes and thus recognized goodwill and other intangible assets in connection with the merger.  The goodwill was assigned to our one reporting unit, banking.  As a general matter, goodwill generated from purchase business combinations is deemed to have an indefinite life and is not subject to amortization and is instead tested for impairment at least annually.  Core deposit intangibles arising from acquisitions are being amortized over their estimated useful lives, originally estimated to be 10 years.

In 2008, the extreme volatility in the banking industry that first started to surface in the latter part of 2007 had a significant impact on banking companies and the price of banking stocks, including our common stock.  During the fourth quarter of 2008, the Company performed its annual impairment analysis and determined that the Company’s enterprise value and the value of the Company’s assets and liabilities did not support any level of goodwill.  Based on this analysis, we wrote off $11.8 million of goodwill in the fourth quarter of 2008, which represented all of the goodwill that resulted from the Merger.  For purposes of the 2008 goodwill impairment testing, the Company’s enterprise value was derived from a combination of trading price information for its common stock and market data regarding comparable public financial institutions.  The goodwill impairment charge had no effect on the Holding HCompany's or the Bank's cash balances or liquidity.  In addition, because goodwill and other intangible assets are not included in the calculation of regulatory capital, the Bank's December 31, 2008 regulatory ratios were not adversely affected by this non-cash expense, and they exceeded the minimum amounts required to be considered "well-capitalized."

Our other intangible assets are core deposit intangibles.  The establishment and subsequent amortization of these intangible assets requires several assumptions including, among other things, the estimated cost to service deposits acquired, discount rates, estimated attrition rates and useful lives.  If the value of the core deposit intangible or the customer relationship intangible is determined to be less than the carrying value in future periods, a write down would be taken through a charge to our earnings.  The most significant element in evaluation of these intangibles is the attrition rate of the acquired deposits or loans.  If such attrition rate accelerates from that which we expected, the intangible is reduced by a charge to earnings.  The attrition rate related to deposit flows or loan flows is influenced by many factors, the most significant of which are alternative yields for loans and deposits available to customers and the level of competition from other financial institutions and financial services companies.  In connection with the goodwill impairment testing discussed previously, we also reassessed the carrying value of the core deposit intangible, determined that the value of the core deposit relationship had declined below its carrying value, and charged earnings for $475,000.  We further reassessed the estimated useful life and determined that with changes in the marketplace, a remaining useful life of six years would be more appropriate.

Income Taxes

The Company accounts for income taxes according to the asset and liability method.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using the enacted tax rates applicable to taxable income for the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Valuation reserves are established against certain deferred tax assets when it is more likely than not that the deferred tax assets will not be realized.  Increases or decreases in the valuation reserve are charged or credited to the income tax provision.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that ultimately would be sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  The evaluation of a tax position taken is considered by itself and not offset or aggregated with other positions.  Tax positions that meet the more likely than not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.

Results of Operations for the Years Ended December 31, 2008 and 2007

Net Loss

Net loss increased $15.7 million, or 3,113.5%, to a net loss of $16.2 million for the year ended December 31, 2008 compared to net loss of $0.5 million for the year ended December 31, 2007.  The decrease in earnings was mainly the result of impairment charges of $11.8 million in goodwill and $475,000 in core deposit intangibles associated with the Merger and an increase in the provision for loan losses of $5.7 million.  Loss per share (basic and diluted) increased $2.69 per share, or 2,988.9%, to a net loss of $2.78 per share for the year ended December 31, 2008 compared to a net loss of $0.09 per share for the year ended December 31, 2007.

Net Interest Income and Average Balances

Net interest income after the provision for loan losses decreased $5.6 million, or 45.9%, to $6.6 million for the year ended December 31, 2008 from $12.2 million for the year ended December 31, 2007.  The provision for loan losses increased $5.7 million to $6.1 million for the year ended December 31, 2008 from $0.4 million for the year ended December 31, 2007.  The net interest margin increased to 3.67% for the year ended December 31, 2008 from 3.43% for the year ended December 31, 2007.  The increase in the net interest margin is primarily a result of a decrease in cost of funds in our marketplace.  Yield on interest-earning assets decreased to 6.46% for the year ended December 31, 2008 from 7.01% for the year ended December 31, 2007.  The average cost of interest-bearing liabilities decreased to 3.10% for the year ended December 31, 2008 compared to 4.06% for the year ended December 31, 2007.

The following table presents a summary of the principal components of average balances, yields and rates for the periods indicated:

	Year Ended December 31,
	(Dollars in thousands)
	2008			2007			2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Loans, net (1)	$299,544	$20,580	6.87%	$298,195	$22,802	7.65%	$254,008	$19,430	7.65%
Investment securities (2)	36,239	1,542	4.26	57,350	2,374	4.14	60,436	2,410	3.99
Federal funds sold	9,321	176	1.89	9,452	485	5.13	8,222	417	5.07
Due from banks	210	2	1.00	3,420	173	5.04	5,633	289	5.13
Total interest-earning assets	345,314	22,300	6.46	368,417	25,834	7.01	328,299	22,546	6.87
Allowance for loan losses	(2,938)			(2,610)			(1,265)
Other assets	49,573			42,278			20,072
Total Assets	$391,949			$408,085			$347,106
Liabilities and shareholders’ equity
Time deposits	$192,268	7,570	3.94	$219,735	10,569	4.81	$185,903	8,012	4.31
NOW/MMDA/savings accounts	105,077	1,374	1.31	99,205	2,263	2.28	79,511	1,923	2.42
Borrowings	12,975	690	5.32	6,327	371	5.86	12,247	417	3.41
Total interest-bearing liabilities	310,320	9,634	3.10	325,267	13,203	4.06	277,661	10,352	3.73

Noninterest-bearing demand deposits	37,901			41,166			33,928
Other liabilities	836			368			1,034
Shareholders’ equity	42,892			41,284			34,483
Total liabilities and shareholders’ equity	$391,949			$408,085			$347,106
Net interest income		$12,666			$12,631			$12,194
Interest rate spread (3)			3.36			2.95			3.14
Net interest margin (4)			3.67			3.43			3.71

(1) Includes loans held for sale.  Also includes loan fees, which are not material, but excludes overdrafts and nonaccrual loans of $7,789 in 2008, $4,639 in 2007 and $685 in 2006.
(2) Yields are not on a tax-equivalent basis.
(3) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net interest margin represents net interest income as a percentage of average interest-earning assets.

The following table presents a summary of the changes in interest income and expense by both rate and volume for the periods indicated and including interest income from loans held for sale:

	Year Ended December 31, 2008 Compared to Year Ended December 31, 2007			Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
	Variance Due to Changes In			Variance Due to Changes In
	Average Volume	Average Rate	Net Increase/ (Decrease)	Average Volume	Average Rate	Net Increase/ (Decrease)
Interest Income:
Loans, net	$104,000	$(2,326,000)	$(2,222,000)	$3,372,000	$-	$3,372,000
Investment securities	(875,000)	43,000	(832,000)	(122,000)	86,000	(36,000)
Federal funds sold and due from banks	(171,000)	(309,000)	(480,000)	(51,000)	3,000	(48,000)
Total interest income	(942,000)	(2,592,000)	(3,534,000)	3,199,000	89,000	3,288,000
Interest Expense:
Deposits	(869,000)	(3,019,000)	(3,888,000)	1,937,000	960,000	2,897,000
Borrowings	389,000	(70,000)	319,000	(197,000)	151,000	(46,000)
Total interest expense	(480,000)	(3,089,000)	(3,569,000)	1,740,000	1,111,000	2,851,000
Net interest income	$(462,000)	$497,000	$35,000	$1,459,000	$(1,022,000)	$437,000

The increase or decrease due to a change in average volume has been determined by multiplying the change in average balances by the average rate during the preceding period, and the increase or decrease due to a change in average rate has been determined by multiplying the preceding period average balances by the change in average rate.  For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated to volume.

Noninterest Income

Total noninterest income increased $37,000, or 4.0%, to $955,000 for the year ended December 31, 2008 from $918,000 for the year ended December 31, 2007, primarily from an increase in gains on sales of investment securities.  Service charges on deposit accounts decreased $28,000, or 10.0%, to $252,000 for the year ended December 31, 2008 from $280,000 for the year ended December 31, 2007.  Miscellaneous fees, including gains on sales of investment securities of $95,000, increased $65,000, or 10.2%, to $703,000 for the year ended December 31, 2008 from $638,000 for the year ended December 31, 2007.

Noninterest Expenses

Total noninterest expenses increased $12.6 million, or 90.0%, to $26.5 million for the year ended December 31, 2008 from $13.9 million for the year ended December 31, 2007.  The increase was primarily as a result of an impairment charge of $11.8 million in goodwill and an impairment charge of $0.5 million in the core deposit intangible, associated with the Merger.

Compensation and benefits decreased $52,000, or 0.7%, to $7,183,000 for the year ended December 31, 2008 from $7,235,000 for the year ended December 31, 2007.  This decrease was primarily from decreased staffing cost as a result of the consolidation of one of our Mount Laurel branches with our Marlton branch in September 2007, and to a lesser degree, as a result of the consolidation of one of our Mount Laurel branches with our Maple Shade branch in November 2008.

Occupancy, equipment and data processing expense increased $200,000, or 5.8%, to $3.7 million for the year ended December 31, 2008 from $3.5 million for the year ended December 31, 2007.  This increase resulted primarily from a full year of operations of three branches acquired in the Merger and our Delran branch which opened in June 2007.

Marketing and business development expense decreased $23,000, or 3.1%, to $718,000 for the year ended December 31, 2008 from $741,000 for the year ended December 31, 2007.  The higher expense level in 2007 was primarily due to marketing expenses incurred in the opening of our Delran branch in June 2007.

Professional services increased $188,000, or 22.1%, to $1,038,000 for the year ended December 31, 2008 from $850,000 for the year ended December 31, 2007.  This increase was primarily due to increased strategic planning, loan workout and Sarbanes-Oxley audit costs.

During 2008, the Company recorded a goodwill impairment charge of $11,752,000 associated with the Merger.  Also during 2008, the Company recorded a core deposit intangible impairment charge of $475,000, also associated with the Merger.

Other operating expenses decreased $76,000, or 5.6%, to $1,275,000 for the year ended December 31, 2008 from $1,351,000 for the year ended December 31, 2007.  The higher expense level in 2007 was primarily as a result of costs associated with the formation of the Holding Company in March 2007.

Income Taxes

Income tax benefit, as a percentage of pre-tax loss, was 14.3% in 2008.  Income tax benefit, as a percentage of pre-tax loss, was 34.8% in 2007.  The decrease is substantially attributable to the goodwill charge, which is not tax deductible.

Financial Condition

General

Our total assets decreased $31.4 million, or 7.6%, to $379.1 million at December 31, 2008 from $410.5 million at December 31, 2007.  This decrease was mainly due to management’s efforts to decrease the Bank’s reliance on time deposits, with corresponding reductions in the investment and loan portfolios and the reductions in goodwill and core deposit intangible as a result of recording impairment charges.

Loan Portfolio

Total loans, excluding loans held for sale, decreased $6.6 million, or 2.1%, to $305.6 million at December 31, 2008 from $312.2 million at December 31, 2007.  The decrease in loans was due to normal contractual loan payments/payoffs in the loan portfolio, including an early loan payoff of $2.0 million.

The following table summarizes our loan portfolio by category and amount at the dates listed.  The table does not include loans held for sale or unrealized loan fees.

	December 31,
	2008	2007	2006	2005	2004
Commercial, Financial and Agricultural	$32,115,000	$30,209,000	$29,097,000	$30,443,000	$30,721,000
Real Estate – Construction	68,278,000	80,486,000	85,902,000	77,499,000	51,086,000
Real Estate – Mortgage	147,435,000	141,237,000	73,666,000	72,020,000	64,032,000
Consumer Installment loans	53,827,000	52,291,000	45,179,000	38,714,000	29,781,000
Lease Financing	4,636,000	8,345,000	9,439,000	6,662,000	4,145,000
Total loans	$306,291,000	$312,568,000	$243,283,000	$225,338,000	$179,765,000

Loans Held for Sale

Loans held for sale decreased $36,000, or 94.7%, to $2,000 as of December 31, 2008 compared to $38,000 as of December 31, 2007.  This decrease was the result of the SLM Corporation’s (formerly known as Sallie Mae) plan to self fund these student loans.  We expect to discontinue funding these loans during 2009.

Non-Performing Loans

Loans, including loans past due 90 days or more and still accruing interest, are considered to be non-performing if they are on a non-accrual basis or terms have been renegotiated to provide a reduction or deferral of interest or principal because of a weakening in the financial condition of the borrowers.  A loan that is past due 90 days or more and still accruing interest remains on accrual status only if it is both adequately secured as to principal and interest and is in the process of collection.

At December 31, 2008 and 2007, loans past due 90 days or more and still accruing interest were $2,707,000 and $2,644,000, respectively.  Total non-accruing loans were $9,895,000 and $4,538,000 at December 31, 2008 and 2007, respectively.  Gross interest income of approximately $586,000 and $268,000 would have been recorded under the original terms of these loans in 2008 and 2007, respectively.

The table below recaps loans accruing but past due 90 days or more, non-accrual loans, OREO (Other Real Estate Owned), and troubled debt restructurings as of the dates listed.

	December 31,
	2008	2007	2006	2005	2004
Restructured loans:
Real Estate – Construction	$642,000	$-	$-	$-	$-
Loans accruing, but past due 90 days or more:
Commercial, Financial and Agricultural	92,000	27,000	75,000	-	-
Real Estate - Construction	2,360,000	2,349,000	-	329,000	296,000
Real Estate - Mortgage	178,000	180,000	-	-	5,000
Consumer Installment loans	77,000	88,000	103,000	118,000	136,000
Total loans accruing, but past due 90 days or more	2,707,000	2,644,000	178,000	447,000	437,000
Nonaccrual Loans:
Commercial, Financial and Agricultural	-	-	268,000	-	-
Real Estate - Construction	9,840,000	3,656,000	-	-	284,000
Real Estate - Mortgage	55,000	882,000	-	-	-
Total nonaccrual loans	9,895,000	4,538,000	268,000	-	284,000
Total nonperforming loans	13,244,000	7,182,000	446,000	447,000	721,000
Other Real Estate Owned	923,000	-	-	-	-
Total nonperforming assets	$14,167,000	$7,182,000	$446,000	$447,000	$721,000
Non-performing loans/Total loans (1)	4.33%	2.30%	0.18%	0.17%	0.35%
Non-performing assets/Total assets	3.74%	1.75%	0.13%	0.13%	0.25%
Allowance for loan losses/Total non-performing loans	64.41%	40.25%	394.62%	258.82%	126.63%

 (1) Includes loans held for sale.

Potential Problem Loans

In addition to non-accrual loans and loans past due 90 days or more and still accruing interest, we maintain a “watch list” of loans where management has identified problems which potentially could cause such loans to be placed on non-accrual status in future periods.  Loans on the watch list are subject to heightened scrutiny and more frequent review by management.  At December 31, 2008, there were 37 such loans totaling $13,891,000.  Management believes that they have provided an adequate allowance for such loans and are aggressively pursuing collection from the borrowers.

Allowance for Loan Losses

We determine the level of allowance for loan losses based on a number of factors. In order to determine the amount of the provision for loan losses, we conduct a quarterly review of the loan portfolio to evaluate overall credit quality.  This evaluation consists of an analysis of individual loans and overall risk characteristics and size of the different loan portfolios, and takes into consideration current economic and market conditions, changes in non-performing loans, the capability of specific borrowers to repay specific loan obligations and current loan collateral values.  We also consider past estimates of possible loan losses and actual losses incurred.  As adjustments become identified, they are reported in earnings for the period in which they become known.  During the fourth quarter of 2008, the Company increased the allowance for loan losses due mainly to management’s determination that 23 of its loan customers had deteriorated in financial condition and warranted an increase in risk to the Company.

The allowance for loan losses is calculated under Statement of Financial Accounting Standards (“SFAS”) No. 5 and SFAS No. 114.  Non-performing and impaired loans are evaluated under SFAS No. 114, using either the fair value of collateral or present value of future cash flows method.  In our case, all non-performing and impaired loans are evaluated using the fair value of collateral method since all the non-performing and impaired loans are collateralized by real estate.  When a loan is evaluated using this method, a new appraisal(s) of the primary and secondary collateral is obtained and compared to the outstanding balance of the loan.  A specific reserve is added to the allowance for loan losses, if a collateral shortfall exists.

The Company had $17.7 million of impaired loans as of December 31, 2008 and may be segmented as follows:

Real Estate – Construction	=	98%
Real Estate – Mortgage	=	1%
Consumer Installment loans	=	1%
		100%

 Of the impaired loans, $9.9 million were on nonaccrual status as of December 31, 2008.  Using the methods described above, $2.8 million was deemed the collateral shortfall associated with these loans using the SFAS No. 114 method.  This is an increase of $2.5 million in specific valuation reserves from December 31, 2007.

The Company utilizes a risk rating system on all loans under SFAS No. 5, which takes into account loans with similar characteristics and historical loss experience related to each group.  In addition, qualitative adjustments are made for levels and trends in delinquencies and non accruals, downturns in specific industries, changes in credit policy, experience and ability of staff, national and local economic conditions and concentrations of credit within the portfolio.  The total loans outstanding in each group of loans with similar characteristics is multiplied by the sum the historical loss factors and the qualitative factors (for that group), to produce the allowance for loan loss balance required for all loans analyzed under SFAS No. 5.

Total loans analyzed under SFAS No. 5 decreased by $16.2 million from December 31, 2007 to December 31, 2008 due to portfolio run off and loans being classified as impaired.  During the same period the qualitative factors for commercial real estate and consumer loans increased due to credit risks impacted by the severe economic downturn in late 2008.  As a result, the reserve under SFAS No. 5 increased by $3.1 million during this period.

Factors that influenced management’s judgment on determining the amount of additions to the allowance charged to operating expense were: an increase in nonaccruals, an increase in loans classified as impaired, declining real estate values, a rising national and local unemployment rate and further deterioration in the national and local economic forecasts.

The following schedule sets forth the allocation of the allowance for loan losses among various categories.  The allocation is based upon historical experience.  The entire allowance for loan losses is available to absorb future loan losses in any loan category.  This schedule includes any provision for loan losses associated with loans held for sale.

	December 31,
	2008		2007		2006		2005		2004
Allocation of allowance for loan losses:	Amount	% Gross Loans	Amount	% Gross Loans	Amount	% Gross Loans	Amount	% Gross Loans	Amount	% Gross Loans
Commercial, Financial and Agricultural	$353,000	10%	$124,000	10%	$78,000	12%	$47,000	11%	$37,000	15%
Real Estate – Construction	5,481,000	22	1,846,000	26	1,052000	35	626,000	29	494,000	25
Real Estate – Mortgage	2,029,000	48	788,000	45	441,000	30	262,000	27	207,000	31
Consumer Installment loans	668,000	18	133,000	17	189,000	19	219,000	30	175,000	27
Lease Financing	-	2	-	2		4		3		2
Total loans	$8,531,000	100%	$2,891,000	100%	$1,760,000	100%	$1,154,000	100%	$913,000	100%

Summary of Charge-Off Experience

The following table summarizes the activity in our allowance for loan losses and our charge-off experience for the periods listed:

	Year Ended December 31,
	2008	2007	2006	2005	2004
Balance at beginning of period	$2,891,000	$1,760,000	$1,154,000	$913,000	$760,000
Charge-offs:
Commercial, Financial, Agricultural	(32,000)	(242,000)	-	(18,000)	-
Real Estate – Construction	(70,000)	-	-	-	-
Real Estate – Mortgage	(237,000)	-	-	-	-
Consumer Installment loans	(124,000)	(58,000)	(1,000)	(27,000)	(9,000)
Lease Financing	-	-	-	-	-
	(463,000)	(300,000)	(1,000)	(45,000)	(9,000)
Recoveries:
Commercial, Financial, Agricultural	2,000	1,000	-	1,000	-
Real Estate – Construction	-	-	-	-	-
Real Estate – Mortgage	3,000	8,000	1,000	1,000	1,000
Consumer Installment loans	8,000	3,000	1,000	-	6,000
Lease Financing	-	-	-	-	-
	13,000	12,000	2,000	2,000	7,000
Net recoveries (charge-offs)	(450,000)	(288,000)	1,000	(43,000)	(2,000)
Provision for loan loss	6,090,000	401,000	605,000	284,000	155,000
Allowance for credit losses in acquired bank	-	1,018,000	-	-	-
Balance at end of period	$8,531,000	$2,891,000	$1,760,000	$1,154,000	$913,000

Average loans outstanding (1)	$307,333,000	$302,834,000	$254,695,000	$240,472,000	$183,098,000

Net charge-offs as a percentage of average loans	0.15%	0.10%	0.00%	0.02%	0.00%

(1) Includes loans held for sale and non-accruing loans

Investment Securities Portfolio

The following table presents the amortized cost and approximate market values at the dates listed and for each major category of our investment securities:

	At December 31,
	2008	2008	2007	2007	2006	2006
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investment Securities Available-for-Sale
U.S. Government agencies and corporations	$3,995,000	$4,028,000	$29,267,000	$29,257,000	$30,263,000	$29,559,000
Municipalities	4,941,000	4,772,000	7,324,000	7,310,000	4,507,000	4,398,000
Mortgage-backed	15,250,000	15,297,000	11,563,000	11,528,000	13,856,000	13,569,000
Total investment securities Available-for-Sale	$24,186,000	$24,097,000	$48,154,000	$48,095,000	$48,626,000	$47,526,000

Investment Securities Held-to-Maturity
U.S. Government agencies and corporations	$100,000	$100,000	$100,000	$100,000	$25,000	$25,000
Municipalities	-	-	-	-	875,000	875,000
Mortgage-backed	19,784,000	19,892,000	6,754,000	6,697,000	8,392,000	8,187,000
Total investment securities Held-to-Maturity	$19,884,000	$19,992,000	$6,854,000	$6,797,000	$9,292,000	$9,087,000

The following table presents the maturity distribution and weighted average yield of the investment securities portfolio of the Company as of December 31, 2008.  Mortgage-backed securities principal repayment provisions are shown based on contractual maturity.  Weighted average yields on tax-exempt obligations have been computed on a taxable equivalent basis.

	At December 31, 2008
	Within 1 Year		After 1 Year Through 5 Years		After 5 Years Through 10 Years		After 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Investment Securities	(Dollars in thousands)

Available-for-Sale at amortized cost:
U.S. Government agencies and corporations	$-	-	$2,000	4.38%	$1,995	4.97%	$-	-	$3,995	4.67%
Municipalities	-	-	-	-	2,032	4.73%	2,909	5.80%	4,941	5.36%
Mortgage-backed securities	400	4.50%	1,528	4.22%	1,592	4.25%	11,730	4.89%	15,250	4.74%
Total securities available-for-sale	$400	4.50%	$3,528	4.31%	$5,619	4.68%	$14,639	5.07%	$24,186	4.86%

Held-to-Maturity at amortized cost:
U.S. Government agencies and corporations	$100	1.00%	$-	-	$-	-	$-	-	$100	1.00%
Mortgage-backed securities	172	3.99%	2,252	4.09%	323	3.88%	17,037	3.72%	19,784	3.77%
Total securities held-to-maturity	$272	2.52%	$2,252	4.09%	$323	3.88%	$17,037	3.72%	$19,884	3.76%

Investments consist of mortgage-backed securities, U.S. Government agency securities and tax-free municipal securities.  We use the investment portfolio to provide adequate liquidity to the Company, to assist in managing interest rate risk and to provide a reasonable rate of return.

Deposits

Total deposits decreased $20.4 million, or 5.8%, to $328.6 million at December 31, 2008 from $349.0 million at December 31, 2007.  This decrease was mainly due to management’s efforts to decrease the Bank’s reliance on time deposits.  Noninterest-bearing demand deposits decreased $1.3 million, or 3.7%, to $35.9 million at December 31, 2008 from $37.2 million at December 31, 2007.  Interest bearing demand accounts decreased $9.1 million, or 20.7%, to $35.1 million at December 31, 2008 from $44.2 million at December 31, 2007.  Savings deposits increased $5.9 million, or 9.8%, to $66.7 million at December 31, 2008 from $60.8 million at December 31, 2007.  Time deposits under $100,000 decreased $6.5 million, or 3.8%, to $161.1 million at December 31, 2008 from $167.6 million at December 31, 2007.  Jumbo time deposits decreased $9.4 million, or 23.9%, to $29.8 million at December 31, 2008 from $39.2 million at December 31, 2007.

The following table represents categories of our deposits at the dates listed:

	At December 31,
	2008		2007		2006
	Amount	%	Amount	%	Amount	%
Noninterest bearing demand deposits	$35,873,000	10.9%	$37,246,000	10.9%	$39,021,000	13.2%
Interest bearing demand deposits	35,076,000	10.7	44,223,000	10.7	36,936,000	12.5
Savings deposits	66,747,000	20.3	60,775,000	20.3	38,852,000	13.2
Time deposits, under $100,000	161,112,000	49.0	167,563,000	49.0	146,284,000	49.5
Time deposits, $100,000 or more	29,786,000	9.1	39,151,000	9.1	34,197,000	11.6
Total Deposits	$328,594,000	100.0%	$348,958,000	100.0%	$295,290,000	100.0%

The following table describes the maturity of time deposits of $100,000 or more at December 31, 2008:

At December 31, 2008
3 months or less	$23,590,000
Over 3 months through 6 months	977,000
Over 6 months through 12 months	3,528,000
Over 1 year	1,691,000
Total	$29,786,000

The following tables detail the average deposit amount, the average interest rate paid and the percentage of each category to total deposits for the years ended December 31, 2008 and 2007:

	Year Ended December 31, 2008
	Daily Average	Average	Percent
	Balance	Rate	Of Total
Interest bearing demand deposits	$42,302,000	0.9%	12.6%
Savings deposits	62,775,000	1.6	18.7
Time deposits	192,268,000	3.9	57.4
Total interest-bearing deposits	297,345,000		88.7
Noninterest-bearing demand deposits	37,901,000		11.3
Total deposits	$335,246,000		100.0%

	Year Ended December 31, 2007
	Daily Average	Average	Percent
	Balance	Rate	Of Total
Interest bearing demand deposits	$44,702,000	1.9%	12.4%
Savings deposits	54,503,000	2.6	15.2
Time deposits	219,735,000	4.8	61.0
Total interest-bearing deposits	318,940,000		88.6
Noninterest-bearing demand deposits	41,166,000		11.4
Total deposits	$360,106,000		100.0%

	Year Ended December 31, 2006
	Daily Average	Average	Percent
	Balance	Rate	Of Total
Interest bearing demand deposits	$36,614,000	2.5%	12.2%
Savings deposits	42,897,000	2.3	14.4
Time deposits	185,903,000	4.3	62.1
Total interest-bearing deposits	265,414,000		88.7
Noninterest-bearing demand deposits	33,928,000		11.3
Total deposits	$299,342,000		100.0%

Borrowings

At December 31, 2008 and 2007, the Company had advances from the FHLB totaling $16.0 million and $10.5 million, respectively.  This increase in advances was a result of management’s decision to manage the net interest margin with less reliance on higher yielding time deposits in 2008.  The advances, as of December 31, 2008, have maturities of less than five years and rates ranging from 3.16% to 4.25%.  These advances require the Company to pledge certain securities ($18,400,000 at December 31, 2008) in our investment portfolio to the FHLB, and these advances cannot be prepaid without penalty.

On May 1, 2007, Sterling Banks Capital Trust I, a Delaware statutory business trust and a wholly-owned subsidiary of the Company (the “Trust”), issued $6.2 million of variable rate capital trust pass-through securities to investors.  The variable interest rate re-prices quarterly after five years at the three month LIBOR plus 1.70% and was 6.744% as of December 31, 2008.  The Trust purchased $6.2 million of variable rate junior subordinated deferrable interest debentures from the Company.  The debentures are the sole asset of the Trust.  The terms of the junior subordinated debentures are the same as the terms of the capital securities.  The Company has also fully and unconditionally guaranteed the obligations of the Trust under the capital securities.  The capital securities are redeemable by the Company on or after May 1, 2012 at par or earlier if the deduction of related interest for federal income taxes is prohibited, classification as Tier I Capital is no longer allowed, or certain other contingencies arise.  The capital securities must be redeemed upon final maturity of the subordinated debentures on May 1, 2037.  Proceeds of approximately $4.5 million were contributed in 2007 to paid-in capital of the Bank.  The remaining $1.5 million was retained at the Company for future use.  If the Company determines that there is a need to preserve capital or improve liquidity, the ability exists to defer interest payments for a maximum of five years.

Return on Equity and Assets

	At December 31,
	2008	2007	2006
Return (Loss) on average assets	(4.14)%	(0.12)%	0.21%
Return (Loss) on average equity	(37.83)%	(1.22)%	2.14%
Dividend payout ratio	N/M	N/M	80.00%
Average equity to average assets ratio	10.94%	10.12%	9.93%

N/M = Not meaningful

Liquidity and Capital Resources

Liquidity represents an institution’s ability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers and demands of depositors.  Our primary sources of funds are deposits, proceeds from principal and interest payments on loans and investments, sales of investment securities available-for-sale and borrowings.  While maturities and scheduled amortization of loans and investments are a predictable source of funds, deposit flows, loan prepayments and mortgage-backed securities prepayments are influenced by interest rates, economic conditions, and competition.  Competition for deposits may require banks to increase the rates payable on deposits or expand their branch networks to adequately grow deposits in the future.

We monitor our liquidity position on a daily basis.  We use overnight federal funds and interest- bearing deposits in other banks to absorb daily excess liquidity.  Conversely, overnight federal funds may be purchased to satisfy daily liquidity needs.  Federal funds are sold or purchased overnight through correspondent banks, one of which diversifies the holdings to an approved group of banks throughout the country.  At December 31, 2008, the Company had an aggregate availability of $89.7 million in secured and unsecured overnight lines of credit from its correspondent banks for the purchasing of federal funds.

As of December 31, 2008, the Bank met all capital adequacy requirements and we believe we are “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized,” the Bank must maintain minimum leverage, Tier I and total capital ratios as set forth in the following table.

Our actual capital ratios are presented in the following table:

	“Well Capitalized”	Actual at December 31, 2008	Actual at December 31, 2007	Actual at December 31, 2006
Leverage ratio (1)	5.00%	7.21%	8.28%	10.39%
Tier I capital to risk-weighted assets	6.00%	9.25%	10.21%	13.09%
Total capital to risk-weighted assets	10.00%	10.52%	11.13%	13.77%

(1) Tier I capital to quarterly average of total assets.

Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, including unused portions of lines of credit, and standby letters of credit.  As of December 31, 2008 and 2007, commitments to extend credit and unused lines of credit amounted to approximately $45,413,000 and $57,624,000, respectively, and standby letters of credit were approximately $4,997,000 and $5,161,000, respectively.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the statements of financial condition.

The Company has also entered into long-term lease obligations for some of its premises and equipment, the terms of which generally include options to renew. These instruments involve, to varying degrees, elements of off-balance sheet risk in excess of the amount recognized in the statements of financial condition.  At December 31, 2008, the required future minimum rental payments under these leases are as follows:

Years Ending December 31,
2009	$692,000
2010	705,000
2011	675,000
2012	604,000
2013	562,000
Thereafter	5,115,000
$8,353,000

The off-balance sheet arrangements discussed above did not and are not reasonably likely to have a material impact on the Company’s Consolidated Financial Statements.

Asset and Liability Management

Important to the concept of liquidity is the management of interest-earning assets and interest-bearing liabilities.  An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market rates.  Interest rate sensitivity measures the relative volatility of a bank’s interest margin resulting from changes in market interest rates.  Through asset and liability management, we seek to position ourselves to contend with changing interest rates.

The following table summarizes repricing intervals for interest-earning assets and interest-bearing liabilities as of December 31, 2008, and the difference or “gap” between them on an actual and cumulative basis for the periods indicated.  A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities.  During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income.  During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to affect net interest income adversely.  Items presented in this table are categorized as to remaining maturity or next repricing date.

	At December 31, 2008
	3 months or less	Over 3months through 1 year	Over 1 year through 3 years	Over 3 years through 5 years	Over 5 years through 15 years	Over 15 years	Total
			(In thousands)

Interest-Earning Assets:

Loans (1)	$77,765	$34,942	$33,662	$41,666	$43,086	$65,372	$296,493
Investment securities:
Held-to-maturity	355	757	3,040	318	323	15,091	19,884
Available-for-sale	223	1,489	4,637	7,053	10,749	35	24,186
Restricted stock	2,448	-	-	-	-	-	2,448
Federal funds sold	472	-	-	-	-	-	472
Due from banks	145	-	-	-	-	-	145
Total interest-earning
assets	$81,408	$37,188	$41,339	$49,037	$54,158	$80,498	$343,628

Interest-Bearing Liabilities:

Interest bearing demand
accounts	$35,076	$-	$-	$-	$-	$-	$35,076
Savings accounts	66,748	-	-	-	-	-	66,747
Time deposits	55,526	88,858	45,585	928	-	-	190,898
Borrowings	-	1,750	4,500	15,936	-	-	22,186
Total interest-bearing liabilities	$157,350	$90,608	$50,085	$16,864	$-	$-	$314,907

Interest rate sensitive gap	$(75,942)	$(53,420)	$(8,746)	$32,173	$54,158	$80,498	$28,721

Cumulative interest rate sensitive gap	$(75,942)	$(129,362)	$(138,108)	$(105,935)	$(51,777)	$28,721

Cumulative gap/Total assets	(19.9%)	(33.9%)	(36.2%)	(27.7%)	(13.6%)	7.5%

_________________
(1) Includes loans held for sale, but excludes loan fees and nonaccrual loans.

The method used to analyze interest rate sensitivity in the table above has a number of limitations.  Certain assets and liabilities may react differently to changes in interest rates even though they reprice or mature in the same or similar time periods.  The interest rates on certain assets and liabilities may change at different times than changes in market interest rates, with some changing in advance of changes in market rates and some lagging behind changes in market rates.  Also, certain assets (e.g., adjustable rate loans) often have provisions that limit changes in interest rates each time the interest rate changes and on a cumulative basis over the life of the loan.  Additionally, the actual prepayments and withdrawals in the event of a change in interest rates may differ significantly from those assumed in the calculations shown in the table.  Finally, the ability of borrowers to service their debt may decrease in the event of an interest rate increase.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Sterling Banks, Inc.

We have audited the accompanying consolidated balance sheets of Sterling Banks, Inc. and Subsidiary (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sterling Banks, Inc. and Subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements.

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 included in the accompanying Management’s Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

Blue Bell, Pennsylvania
April 15, 2009

Sterling Banks, Inc. and Subsidiary

Consolidated Balance Sheets
December 31, 2008 and 2007

Assets	2008	2007

Cash and cash due from banks	$13,054,000	$11,554,000
Federal funds sold	472,000	234,000

Cash and cash equivalents	13,526,000	11,788,000

Investment securities held-to-maturity, at cost (fair value of $19,992,000
and $6,797,000 at December 31, 2008 and 2007, respectively)	19,884,000	6,854,000
Investment securities available-for-sale, at fair value	24,097,000	48,095,000

Total investment securities	43,981,000	54,949,000

Restricted stock, at cost	2,448,000	2,229,000

Loans held for sale	2,000	38,000

Loans	305,626,000	312,210,000
Less: allowance for loan losses	(8,531,000)	(2,891,000)

Net loans	297,095,000	309,319,000

Goodwill and core deposit intangible asset, net	2,374,000	14,924,000
Premises and equipment, net	9,122,000	9,751,000
Accrued interest receivable and other assets	10,557,000	7,487,000

Total assets	$379,105,000	$410,485,000

Sterling Banks, Inc. and Subsidiary

Consolidated Balance Sheets
December 31, 2008 and 2007

Liabilities and Shareholders' Equity	2008	2007

Liabilities
Deposits:
Noninterest-bearing	$35,873,000	$37,246,000
Interest-bearing	292,721,000	311,712,000

Total deposits	328,594,000	348,958,000

Federal Home Loan Bank advances	16,000,000	10,500,000
Subordinated debentures	6,186,000	6,186,000
Accrued interest payable and other accrued liabilities	1,204,000	1,533,000

Total liabilities	351,984,000	367,177,000

Commitments and Contingencies (Notes 8, 9 and 16)

Shareholders' Equity
Preferred stock,
10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock,
$2 par value, 15,000,000 shares authorized; 5,843,362 shares
issued and outstanding at December 31, 2008 and 2007	11,687,000	11,687,000
Additional paid-in capital	29,767,000	29,708,000
Retained earnings (accumulated deficit)	(14,279,000)	1,949,000
Accumulated other comprehensive loss	(54,000)	(36,000)

Total shareholders' equity	27,121,000	43,308,000

Total liabilities and shareholders' equity	$379,105,000	$410,485,000

See Notes to Consolidated Financial Statements.

Sterling Banks, Inc. and Subsidiary

Consolidated Statements of Operations
Years Ended December 31, 2008 and 2007

	2008	2007
Interest and dividend income
Interest and fees on loans	$20,580,000	$22,802,000
Interest and dividends on securities	1,542,000	2,374,000
Interest on due from banks	2,000	173,000
Interest on Federal funds sold	176,000	485,000
Total interest and dividend income	22,300,000	25,834,000

Interest expense
Interest on deposits	8,944,000	12,832,000
Interest on Federal Home Loan Bank advances and overnight borrowings	273,000	93,000
Interest on subordinated debentures	417,000	278,000
Total interest expense	9,634,000	13,203,000

Net interest income	12,666,000	12,631,000

Provision for loan losses	6,090,000	401,000

Net interest income after provision for loan losses	6,576,000	12,230,000

Noninterest income
Service charges	252,000	280,000
Miscellaneous fees and other	703,000	638,000
Total noninterest income	955,000	918,000

Noninterest expenses
Compensation and benefits	7,183,000	7,235,000
Occupancy, equipment and data processing	3,670,000	3,470,000
Marketing and business development	718,000	741,000
Professional services	1,038,000	850,000
Goodwill impairment losses	11,752,000	-
Amortization and impairment loss of core deposit intangible asset	822,000	275,000
Other operating expenses	1,275,000	1,351,000
Total noninterest expenses	26,458,000	13,922,000

Loss before income tax benefit	(18,927,000)	(774,000)

Income tax benefit	(2,699,000)	(269,000)

Net loss	$(16,228,000)	$(505,000)

Net loss per common share:
Basic and Diluted	$(2.78)	$(0.09)
Weighted average shares outstanding:
Basic and Diluted	5,843,000	5,676,000

See Notes to Consolidated Financial Statements.

Sterling Banks, Inc. and Subsidiary

Consolidated Statements of Shareholders' Equity
Years Ended December 31, 2008 and 2007

				Retained	Accumulated
			Additional	Earnings	Other	Total
	Common Stock		Paid-In	(Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity

December 31, 2006	4,783,568	$9,567,000	$22,930,000	$2,931,000	$(660,000)	$34,768,000

Comprehensive income:

Net loss	-	-	-	(505,000)	-	(505,000)
Change in net unrealized loss on
securities available-for-sale, net of
reclassification adjustment and tax
effects	-	-	-	-	624,000	624,000
Total comprehensive income						119,000

Cash dividends paid ($0.09 per share)	-	-	-	(477,000)	-	(477,000)

Common stock split effected in the form of a 5% common stock dividend	277,863	556,000	(558,000)	-	-	(2,000)

Stock compensation	-	-	26,000	-	-	26,000

Net proceeds from issuance of common
stock	13,493	27,000	64,000	-	-	91,000

Acquisition of Farnsworth Bancorp, Inc.	768,438	1,537,000	7,246,000	-	-	8,783,000

December 31, 2007	5,843,362	11,687,000	29,708,000	1,949,000	(36,000)	43,308,000

Comprehensive income:

Net loss	-	-	-	(16,228,000)	-	(16,228,000)
Change in net unrealized loss on
securities available-for-sale, net of
reclassification adjustment and tax
effects	-	-	-	-	(18,000)	(18,000)
Total comprehensive loss						(16,246,000)

Stock compensation	-	-	59,000	-	-	59,000

December 31, 2008	5,843,362	$11,687,000	$29,767,000	$(14,279,000)	$(54,000)	$27,121,000

See Notes to Consolidated Financial Statements.

Sterling Banks, Inc. and Subsidiary

Consolidated Statements of Cash Flows
Years Ended December 31, 2008 and 2007

	2008	2007
Cash Flows From Operating Activities
Net loss	$(16,228,000)	$(505,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,091,000	1,020,000
Provision for loan losses	6,090,000	401,000
Net amortization of purchase premiums on securities	80,000	49,000
Net amortization and impairment loss of core deposit intangible	822,000	275,000
Goodwill impairment charge	11,752,000	-
Stock compensation	59,000	26,000
Realized gain on sales of securities available-for-sale	(95,000)	(5,000)
Realized gain on sales or retirement of equipment	(10,000)	(6,000)
Realized loss on repossessed property	34,000	-
Deferred income tax benefit	(2,699,000)	(269,000)
Realized gain on loans held for sale	(12,000)	-
Proceeds from sale of loans held for sale	1,072,000	5,500,000
Originations of loans held for sale	(1,024,000)	(3,920,000)
Changes in operating assets and liabilities:
Increase in accrued interest receivable and other assets	(393,000)	(199,000)
Decrease in accrued interest payable and other accrued liabilities	(329,000)	(2,260,000)
Net cash provided by operating activities	210,000	107,000

Cash Flows From Investing Activities
Purchases of securities available-for-sale	(10,564,000)	(4,595,000)
Purchases of securities held-to-maturity	(15,322,000)	(75,000)
Proceeds from sales of securities available-for-sale	5,470,000	20,416,000
Proceeds from maturities of securities available-for-sale	26,350,000	3,000,000
Proceeds from maturities of securities held-to-maturity	-	875,000
Proceeds from principal payments on mortgage-backed securities available-for-sale	2,787,000	2,409,000
Proceeds from principal payments on mortgage-backed securities held-to-maturity	2,232,000	1,620,000
Purchases of restricted stock	(2,465,000)	(2,308,000)
Proceeds from sale of restricted stock	2,246,000	1,515,000
Net decrease in loans	6,134,000	6,505,000
Proceeds from sales of equipment	55,000	29,000
Purchases of premises and equipment	(507,000)	(1,701,000)
Cash acquired in (paid for) acquisition, net of cash paid	(24,000)	3,096,000
Net cash provided by investing activities	16,392,000	30,786,000

Cash Flows From Financing Activities
Net proceeds from issuance of common stock	-	91,000
Dividends paid	-	(477,000)
Net decrease in noninterest-bearing deposits	(1,373,000)	(1,175,000)
Net decrease in interest-bearing deposits	(18,991,000)	(50,879,000)
Proceeds from issuance of subordinated debentures	-	6,186,000
Proceeds from Federal Home Loan Bank Advances	5,500,000	4,207,000
Net cash used in financing activities	(14,864,000)	(42,047,000)

Increase (decrease) in cash and cash equivalents	1,738,000	(11,154,000)

Cash and Cash Equivalents, beginning	11,788,000	22,942,000
Cash and Cash Equivalents, ending	$13,526,000	$11,788,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest on deposits and borrowed funds	$9,820,000	$13,311,000
Income taxes	$1,000	$175,000

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Description of Business and Summary of Significant Accounting Policies

Description of Business:  Sterling Banks, Inc. is a bank holding company headquartered in Mount Laurel, NJ.  Through its subsidiary, Sterling Banks, Inc. provides individuals, businesses and institutions with commercial and retail banking services, principally in loans and deposits.  Sterling Banks, Inc. was incorporated under the laws of the State of New Jersey on February 28, 2006 for the sole purpose of becoming the holding company of Sterling Bank (the “Bank”).

The Bank is a commercial bank, which was incorporated on September 1, 1989, and commenced operations on December 7, 1990.  The Bank is chartered by the New Jersey Department of Banking and Insurance and is a member of the Federal Reserve System and the Federal Deposit Insurance Corporation.  The Bank maintains its principal office at 3100 Route 38 in Mount Laurel, New Jersey and has nine other full service branches.  The Bank’s primary deposit products are checking, savings and term certificate accounts, and its primary loan products are consumer, residential mortgage and commercial loans.

The accounting and financial reporting policies of the Sterling Banks, Inc. and Subsidiary (the “Company”) conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.  The policies that materially affect the determination of financial position, results of operations and cash flows are summarized below.

Financial Statements:  The financial statements include the accounts of Sterling Banks, Inc. and its wholly-owned subsidiary, Sterling Bank.  Sterling Banks Capital Trust I is a wholly-owned subsidiary but, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, is not consolidated because it does not meet the requirements.  All significant inter-company balances and transactions have been eliminated.

Investment Securities:  Investment securities are classified under one of the following categories at the date of purchase: “Held-to-Maturity” and accounted for at historical cost, adjusted for accretion of discounts and amortization of premiums; “Available-for-Sale” and accounted for at fair value, with unrealized gains and losses reported as accumulated other comprehensive income (loss), a separate component of shareholders’ equity; or “Trading” and accounted for at fair value, with unrealized gains and losses reported as a component of net income.  The Company has not held and does not intend to hold trading securities.

At December 31, 2008 and 2007, the Company has identified investment securities that will be held for indefinite periods of time, including securities that will be used as part of the Company’s asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors.  These securities are classified as “available-for-sale” and are carried at fair value, with any unrealized gains or temporary losses reported as a separate component of other comprehensive income, net of the related income tax effect.

Also, at December 31, 2008 and 2007, the Company reported investments in securities, which were carried at cost, adjusted for amortization of premiums and accretion of discounts.  The Company has the intent and ability to hold these investment securities to maturity considering all reasonably foreseeable events or conditions.  These securities are classified as “held-to-maturity.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Description of Business and Summary of Significant Accounting Policies (Continued)

Declines in the fair value of individual securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value, and are included in noninterest income in the statements of operations.  Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or that the Company would not have the intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value.

The amortization of premiums and accretion of discounts, computed by using the interest method over their contractual lives, are recognized in interest income.  Gains and losses on the sale of such securities are accounted for on the specific identification basis.

Restricted Stock:  Restricted stock includes investments in the common stocks of the Federal Reserve Bank of Philadelphia, the Federal Home Loan Bank of New York, and the Atlantic Central Bankers Bank, for which no markets exists and, accordingly, are carried at cost.

Loans:  The Company originates residential mortgage, commercial and consumer loans to customers located principally in Burlington County and Camden County in southern New Jersey.  The ability of the Company’s debtors to honor their contracts is dependent upon general economic conditions in this area, including the real estate market, employment conditions and the interest rate market.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans.  Interest income is accrued on the unpaid principal balance.  Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment to the related loan yield using the interest method.

A loan is considered to be delinquent when payments have not been made according to contractual terms, typically evidenced by nonpayment of a monthly installment by the due date.  The accrual of interest on residential mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection.  Consumer and other personal loans are typically charged off no later than 180 days past due.  In all cases, loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful.

Interest accrued but not collected for loans that are placed on nonaccrual status or charged off is reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses:  The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  The allowance is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses in the balance of the loan portfolio, based on an evaluation of the collectibility of existing loans and prior loss experience.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Description of Business and Summary of Significant Accounting Policies (Continued)

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of loans in light of changes in the nature and volume of the loan portfolio, overall portfolio quality and historical experience, review of specific problem loans, adverse situations which may affect borrowers’ ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and other factors which may warrant current recognition.  Such periodic assessments may, in management’s judgment, require the Bank to recognize additions or reductions to the allowance.

Various regulatory agencies periodically review the adequacy of the Company’s allowance for loan losses as an integral part of their examination process.  Such agencies may require the Company to recognize additions or reductions to the allowance based on their judgments of information available to them at the time of their examination.  This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual residential mortgage and consumer loans for impairment disclosures.

Loans Held for Sale:  Loans held for sale consist of student loans generated from an agreement the Company has with SLM Corporation.  The Company funds loans made by SLM to students for a period of 30 to 45 days.  SLM is contractually obligated to purchase the loans at face value, plus accrued interest, within 45 days.  Loans held for sale are recorded at the lower of aggregate cost or estimated fair value.  Interest income is accrued on the unpaid principal balance.

Concentration of Credit Risk:  The Company’s loans are generally to diversified customers in Burlington County and Camden County, New Jersey.  The concentrations of credit by type of loan are set forth in Note 5.  Generally, loans are collateralized by assets of the borrower and are expected to be repaid from the cash flow or proceeds from the sale of selected assets of the borrower.

Mortgage-backed securities held by the Company generally consist of certificates that are guaranteed by an agency of the United States government.

Segment Reporting:  The Company operates one reporting segment of business, “community banking.”  Through its community banking segment, the Company provides a broad range of retail and commercial banking services.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Description of Business and Summary of Significant Accounting Policies (Continued)

Transfers of Financial Assets:  Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Interest Rate Risk:  The Company is principally engaged in the business of attracting deposits from the general public and using these deposits, together with other borrowed funds, to make commercial, residential mortgage, and consumer loans, and to invest in overnight and term investment securities.  Inherent in such activities is the potential for the Company to assume interest rate risk, which results from differences in the maturities and repricing characteristics of assets and liabilities.  For this reason, management regularly monitors the level of interest rate risk and the potential impact on results of operations.

Premises and Equipment:  Premises and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation is computed and charged to expense using the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are amortized to expense over the shorter of the term of the respective lease or the estimated useful life of the improvements.

Impairment of Long-Lived Assets:  The Company reviews long-lived assets, including property and equipment and definite lived intangibles, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.  An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.  Impairment, if any, is assessed using discounted cash flows.  No impairments of property and equipment have occurred to date.  The Company recorded an impairment of its core deposit intangible asset in 2008.

Goodwill and Other Intangibles Assets:  Goodwill represented the excess of cost over fair value of net assets acquired of Farnsworth Bancorp, Inc. (Note 2).  The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets.”  Goodwill is subject to annual testing for impairment.  The Company tests goodwill for impairment using the two-step process prescribed by SFAS No. 142.  The first step tests for potential impairment, while the second step measures the amount of impairment, if any.  See Note 20 for further discussion.

Income Taxes:  Deferred income taxes arise principally from the difference between the income tax basis of an asset or liability and its reported amount in the financial statements, at the statutory income tax rates expected to be in effect when the taxes are actually paid or recovered.  Deferred income tax assets are reduced by a valuation allowance when, based on the weight of evidence available, it is more likely than not that some portion of the net deferred tax assets may not be realized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Description of Business and Summary of Significant Accounting Policies (Continued)

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that ultimately would be sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  The evaluation of a tax position taken is considered by itself and not offset or aggregated with other positions.  Tax positions that meet the more-likely-than not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  It is the Company’s policy to recognize interest and penalties related to the unrecognized tax liabilities within income tax expense in the statements of operations.

Comprehensive Income:  Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  However, certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities are reported as a separate component of the equity section of the balance sheet.  Such items, along with net income, are components of comprehensive income.

The components of other comprehensive income (loss) and related tax effects for 2008 and 2007 are as follows:

	2008	2007
Unrealized holding gains on available-for-sale securities	$65,000	$1,045,000
Reclassification adjustment for gains realized in income	(95,000)	(5,000)
Net unrealized gains (losses)	(30,000)	1,040,000
Tax effect	12,000	(416,000)
Net-of-tax amount	$(18,000)	$624,000

Statement of Cash Flows:  For the purpose of the statement of cash flows, cash equivalents are defined as cash and due from banks and other short-term investments with an original maturity, when purchased, of ninety days or less.  For the purposes of the statement of cash flows, the change in loans and deposits are shown on a net basis.

Earnings Per Common Share:  Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the year.  Diluted earnings per common share consider common share equivalents (when dilutive) outstanding during each year.  Certain options to purchase common stock were excluded from the 2008 and 2007 computations because of the net losses incurred.  The Company uses the treasury stock method in calculating diluted earnings per common share.  Earnings per common share have been computed based on the following for the years ended December 31, 2008 and 2007:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Description of Business and Summary of Significant Accounting Policies (Continued)

	2008	2007
Net loss	$(16,228,000)	$(505,000)

Average number of common shares outstanding	5,843,000	5,676,000
Effect of dilutive options	-	-
Average number of common shares outstanding used to
calculate diluted earnings per common share	5,843,000	5,676,000

Stock-Based Employee Compensation:  The Company has a stock-based employee compensation plan which is more fully described in Note 15.  The Company follows Financial Accounting Standards Board ("FASB") Statement No. 123 Share-Based Payment (Revised 2004) ("SFAS 123R") to account for stock options.  SFAS 123R requires that the Company record compensation expense equal to the fair value of all  equity-based  compensation  over the  vesting  period of each award.  The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards.

Use of Estimates:  The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The principal estimates that are particularly susceptible to significant change in the near term relate to the allowance for loan losses, the valuation of goodwill and other intangible assets, the valuation of deferred tax assets and the fair value disclosures of financial instruments.

Fair Value:  Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157 Fair Value Measurement, which provides a framework for measuring fair value under generally accepted accounting principles.  SFAS No. 157 applies to all assets and liabilities that are being measured and reported on a fair value basis, with the exception of nonfinancial assets and nonfinancial liabilities that are recognized and disclosed at fair value on a nonrecurring basis for which fair value disclosures have been delayed under FASB Staff Position (FSP) No. 157-2 Effective Date of FASB Statement No. 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Description of Business and Summary of Significant Accounting Policies (Continued)

FSP 157-2 – Effective Date of FASB Statement No. 157:  SFAS No. 157, Fair Value Measurements became effective for fiscal years beginning after November 15, 2007.  However, the FASB has deferred the effective date in SFAS No. 157 for nonfinancial assets and nonfinancial liabilities (except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis – at least annually) with the issuance of FASB Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157 to fiscal years beginning after November 15, 2008.  This deferral does not apply to entities that have issued interim or annual financial statements that include application of the measurement and disclosure provisions of SFAS No. 157.  This FSP lists examples of items for which deferral would or would not apply, including nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination or other new basis event, but not measured at fair value in subsequent periods (nonrecurring fair value measures).  Financial Assets and Financial Liabilities are defined in FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments.  The Company does not expect the adoption of the FSP will have a material impact on its statement of financial condition or results of operations.

FSP 157-3 – Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active:  FSP 157-3 was issued on October 10, 2008 and became effective upon issuance.  This FSP applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157 and clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.

This FSP was effective upon issuance, including prior periods for which financial statements had not been issued.  Revisions resulting from a change in valuation technique or its application are accounted for as a change in accounting estimate (SFAS No. 154, Accounting Changes and Error Corrections).  The disclosure provisions of SFAS No. 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application.  Adoption of the FSP did not have a material impact on the Company’s statement of financial condition or results of operations.

The Company also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, on January 1, 2008.  SFAS No. 159 allows an entity one irrevocable option to elect fair value accounting for the initial and subsequent measurement of certain financial assets on a contract-by-contract basis.  SFAS No. 159 requires that the difference between the carrying value before election of the fair value option and the fair value of these instruments be recorded as an adjustment to beginning retained earnings in the period of adoption.  The Company has not elected the fair value option for any existing financial assets or liabilities and consequently did not have any adoption related adjustments.

Recent Accounting Pronouncements:

SFAS No. 141R, Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 141R and SFAS No. 160.  These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling interests (previously referred to as minority interests) in consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Description of Business and Summary of Significant Accounting Policies (Continued)

Both standards are effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited.  These Statements are effective for the Company beginning on January 1, 2009.  Adoption of the Statements will only have an impact if the Company enters into a business combination after January 1, 2009.

Note 2.  Business Combination

On March 16, 2007, Farnsworth Bancorp, Inc. (“Farnsworth”), which was the parent company of Peoples Savings Bank, based in Bordentown, New Jersey, merged (the “Merger”) with and into the Company, with the Company as the surviving entity.  At the same time, Peoples Savings Bank merged (the “Bank Merger”, and, together with the Merger, the “Transaction”) into the Bank with the Bank as the surviving entity.  The Transaction has been accounted for as a purchase and the results of operations of Farnsworth since the acquisition date have been included in the Company’s consolidated financial statements.  The purchase price of approximately $18.3 million, which consisted of 768,438 shares (806,860 shares as a result of the stock split in 2007) of Company common stock valued at $11.43 per share ($10.89 per share as a result of the stock split in 2007) ($8,784,000) and cash of $9.5 million, was allocated based upon the fair value of the assets and liabilities acquired as follows:

Loans, net	$74,702,000
Investments	20,785,000
Core deposit intangible asset	3,471,000
Deposits	(105,722,000)
Other, net (including acquired cash and cash equivalents of $12,598,000)	13,296,000
Net fair value of assets acquired	6,532,000
Purchase price, including acquisition costs	18,284,000
Goodwill	$11,752,000

Pro forma unaudited operating result for the year ended December 31, 2007, giving effect to the Transaction as if it had occurred as of January 1, 2007 is as follows:

2007
Interest income	$26,739,000
Interest expense	13,906,000
Net income (loss)	(1,251,000)
Basic and Diluted EPS	(0.22)

These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments.  All adjustments were tax effected.  They do not purport to be indicative of the results of operations that actually would have resulted had the combination occurred on January 1, 2007 or of future results of operations of the consolidated entities.

Note 3.   Cash and Due From Bank

The Company maintains various deposit accounts with other banks to meet normal funds transaction requirements, to satisfy deposit reserve requirements, and to compensate other banks for certain correspondent services.  These accounts are normally insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 per account, however, on a temporary basis during 2009, these accounts are being insured up to at least $250,000 per account.  Management is responsible for assessing the credit risk of its correspondent banks.  The reserve requirements pertaining to the Federal Reserve Bank were $3,962,000 and $4,982,000 at December 31, 2008 and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.   Investment Securities

The Company’s investment securities as of December 31, 2008 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale
U.S. Government agencies and corporations	$3,995,000	$33,000	$-	$4,028,000
Mortgage-backed securities	15,250,000	76,000	(29,000)	15,297,000
Municipal securities	4,941,000	-	(169,000)	4,772,000
Total securities available-for-sale	$24,186,000	$109,000	$(198,000)	$24,097,000
Held-to-maturity
U.S. Government agencies and corporations	$100,000	$-	$-	$100,000
Mortgage-backed securities	19,784,000	129,000	(21,000)	19,892,000
Total securities held-to-maturity	$19,884,000	$129,000	$(21,000)	$19,992,000

The Company’s investment securities as of December 31, 2007 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale
U.S. Government agencies and corporations	$29,267,000	$45,000	$(55,000)	$29,257,000
Mortgage-backed securities	11,563,000	42,000	(77,000)	11,528,000
Municipal securities	7,324,000	49,000	(63,000)	7,310,000
Total securities available-for-sale	$48,154,000	$136,000	$(195,000)	$48,095,000
Held-to-maturity
U.S. Government agencies and corporations	$100,000	$-	$-	$100,000
Mortgage-backed securities	6,754,000	7,000	(64,000)	6,697,000
Total securities held-to-maturity	$6,854,000	$7,000	$(64,000)	$6,797,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.   Investment Securities (Continued)

The amortized cost and estimated market value of debt securities at December 31, 2008 by contractual maturities are shown below.  Expected maturities may differ from contractual maturities for mortgage-backed securities because the mortgages underlying the securities may be called or prepaid without any penalties; therefore, these securities are not included in the maturity categories in the following maturity schedule.

	December 31, 2008
	Available-for-sale		Held-to-maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Maturing within one year	$-	$-	$100,000	$100,000
Maturing after one year, but within five years	2,000,000	2,016,000	-	-
Maturing after five years, but within ten years	4,027,000	3,981,000	-	-
Maturing after ten years	2,909,000	2,803,000	-	-
Mortgage-backed securities	15,250,000	15,297,000	19,784,000	19,892,000
Total securities	$24,186,000	$24,097,000	$19,884,000	$19,992,000

Proceeds from sales of investment securities available-for-sale during 2008 and 2007 were $5,470,000 and $20,416,000, respectively.  Gross gains of $95,000 and $5,000, respectively, were realized on those transactions.

Securities with a carrying value of $20,445,000 and $16,440,000 were pledged to secure public deposits and Federal Home Loan Bank advances at December 31, 2008 and 2007, respectively.

Included in “Interest and dividends on securities” in the Statements of Operations was $204,000 and $198,000 of tax-exempt interest income for 2008 and 2007, respectively.

The fair value of securities with unrealized losses by length of time that the individual securities have been in a continuous loss position at December 31, 2008 is as follows:

	Continuous Unrealized Losses		Continuous Unrealized Losses Existing
	Existing for Less Than 12 Months		for More Than 12 Months
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
Available-for-sale:
U.S. Government agencies and corporations	$-	$-	$-	$-
Mortgage-backed securities	6,407,000	(29,000)	-	-
Municipal securities	4,772,000	(169,000)	-	-
	11,179,000	(198,000)	-	-
Held-to-maturity:
Mortgage-backed securities	3,502,000	(21,000)	-	-
Total temporarily impaired securities	$14,681,000	$(219,000)	$-	$-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.   Investment Securities (Continued)

At December 31, 2008, 32 mortgage-backed securities and 7 municipal securities were in an unrealized loss position.  Management believes that the deterioration in value is attributable to changes in market interest rates and not the credit quality of the issuer.  This factor, coupled with the fact the Company has both the intent and ability to hold securities for a period of time sufficient to allow for any anticipated recovery in fair value, substantiates that the unrealized losses in the available-for-sale portfolio are temporary.

The fair value of securities with unrealized losses by length of time that the individual securities have been in a continuous loss position at December 31, 2007 is as follows:

	Continuous Unrealized Losses		Continuous Unrealized Losses Existing
	Existing for Less Than 12 Months		for More Than 12 Months
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
Available-for-sale:
U.S. Government agencies and corporations	$-	$-	$15,240,000	$(55,000)
Mortgage-backed securities	1,084,000	(3,000)	6,444,000	(74,000)
Municipal securities	-	-	3,614,000	(63,000)
	1,084,000	(3,000)	25,298,000	(192,000)
Held-to-maturity:
Mortgage-backed securities	-	-	5,700,000	(64,000)
Total temporarily impaired securities	$1,084,000	$(3,000)	$30,998,000	$(256,000)

Note 5.   Loans

The composition of net loans as of December 31, 2008 and 2007 are as follows:

	2008	2007
Commercial, Financial and Agricultural	$32,115,000	$30,209,000
Real Estate - Construction	68,278,000	80,486,000
Real Estate – Mortgage	147,435,000	141,237,000
Installment loans to individuals	53,827,000	52,291,000
Lease Financing	4,636,000	8,345,000
Unrealized Loan Fees	(665,000)	(358,000)
Total loans	305,626,000	312,210,000
Less: allowance for loan losses	(8,531,000)	(2,891,000)
Net loans	$297,095,000	$309,319,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.   Loans to Related Parties

Loans to related parties include loans made to executive officers, directors and their affiliated interests.  Management believes that the Company has not entered into any transactions with these individuals or entities that were less favorable to the Company than they would have been for similar transactions with other borrowers.

An analysis of the activity in related party loans for 2008 and 2007 is as follows:

	2008	2007
Balance, beginning of year	$4,268,000	$4,899,000
Additions	3,606,000	3,713,000
Payments	(1,144,000)	(3,295,000)
Reclassification as non-related party	(1,806,000)	(1,049,000)
Balance, end of year	$4,924,000	$4,268,000

At December 31, 2008 and 2007, these loans are current as to payment of principal and interest.

In addition, the Company has financial instruments with off-balance sheet risk with certain related parties including loan commitments made to executive officers, directors and their affiliated interests.  As of December 31, 2008 and 2007, commitments to extend credit and unused lines of credit amounted to approximately $1,133,000 and $1,967,000, respectively.  Standby letters of credit were approximately $20,000 and $242,000 as of December 31, 2008 and 2007, respectively.  These amounts are included in loan commitments and standby letters of credit (Note 8).

Note 7.   Allowance for Loan Losses

Changes in the allowance for loan losses for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
Balance, beginning of year	$2,891,000	$1,760,000
Provision for loan losses	6,090,000	401,000
Loans charged off	(463,000)	(300,000)
Recoveries of loans previously charged off	13,000	12,000
Allowance for credit losses in acquired bank	-	1,018,000
Balance, end of year	$8,531,000	$2,891,000

The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement.  Payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful, in which event payments received are recorded as a reduction of principal.  At December 31, 2008 and 2007, the carrying value of impaired loans was $17,694,000 and $7,031,000, respectively.  The average recorded investment in impaired loans during 2008 and 2007 was $10,348,000 and $5,059,000, respectively.  Such loans are valued based on the present value of expected future cash flows discounted at the loans’ effective interest rates and/or the fair value of collateral if a loan is collateral dependent.  Specific allocations of $2,802,000 and $338,000 were included in the allowance for loan losses at December 31, 2008 and 2007, for impaired loans totaling $11,881,000 and $1,708,000, repectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.   Allowance for Loan Losses (Continued)

At December 31, 2008 and 2007, troubled debt restructurings were $642,000 and $0, respectively.  Loans past due 90 days or more and still accruing interest were $2,707,000 and $2,644,000 at December 31, 2008 and 2007, respectively.  Total non-accruing loans, included in impaired loans, were $9,895,000 and $4,538,000 at December 31, 2008 and 2007, respectively.  Interest income on impaired loans amounted to $655,000 in 2008 and $83,000 in 2007.

Note 8.   Loan Commitments and Standby Letters of Credit

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, including unused portions of lines of credit, and standby letters of credit, which are conditional commitments issued by the Company to guarantee the performance of an obligation of a customer to a third party.  Both arrangements have credit risk essentially the same as that involved in extending loans, and are subject to the Company’s normal credit policies.  Collateral may be obtained based on management’s credit assessment of the customer.  The Company’s exposure to loss in the event of nonperformance by the other party to the financial instrument is represented by the contractual amount of those instruments.

As of December 31, 2008 and 2007, commitments to extend credit and unused lines of credit amounted to approximately $45,413,000 and $57,624,000, respectively, and standby letters of credit were approximately $4,997,000 and $5,161,000, respectively.  During 2008 and 2007, the majority of these commitments and standby letters of credit were at a variable rate of interest.

Such commitments generally have fixed expiration dates or other termination clauses.  Since many commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Note 9.   Premises and Equipment

Premises and equipment at December 31, 2008 and 2007 consisted of the following:

	2008	2007
Land	$1,364,000	$1,364,000
Premises and improvements	9,142,000	9,078,000
Furniture and equipment	4,647,000	4,620,000
Total premises and equipment, at cost	15,153,000	15,062,000
Less: accumulated depreciation and amortization	(6,031,000)	(5,311,000)
Premises and equipment, net	$9,122,000	$9,751,000

The estimated useful lives for calculating depreciation and amortization on furniture and equipment are between three and seven years.  Premises and leasehold improvements are depreciated over the lesser of the economic life or the term of the related lease, generally ranging from three to twenty-five years.

The Company leases certain of its branches under various operating leases expiring through 2027.  The Company is required to pay operating expenses for all leased properties.  At December 31, 2008, the required future minimum rental payment under these leases is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.   Premises and Equipment (Continued)

Years Ending December 31,
2009	$692,000
2010	705,000
2011	675,000
2012	604,000
2013	562,000
Thereafter	5,115,000
$8,353,000

Rent expense was $767,000 and $714,000 in 2008 and 2007, respectively.

Note 10.  Deposits

Deposits at December 31, 2008 and 2007 consisted of the following:

	2008	2007
Noninterest bearing demand deposits	$35,873,000	$37,246,000
Interest bearing demand deposits	35,076,000	44,223,000
Savings deposits	66,747,000	60,775,000
Time deposits of $100,000 or more	29,786,000	39,151,000
Other time deposits	161,112,000	167,563,000
Total deposits	$328,594,000	$348,958,000

At December 31, 2008, the scheduled maturities of time deposits are as follows:

Years Ending December 31,
2009	$144,385,000
2010	43,996,000
2011	1,589,000
2012	392,000
2013	536,000
$190,898,000

Interest expense on time deposits of $100,000 or more was approximately $1,108,000 and $2,087,000 for the years ended December 31, 2008 and 2007, respectively.

Note 11.  Borrowed Funds and Availability Under Lines of Credit

The Company is a member of the Federal Home Loan Bank of New York.  Such membership permits the Company to obtain funding in the form of advances.  At December 31, 2008 and 2007, there were $16,000,000 and $10,500,000, respectively, in advances outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.  Borrowed Funds and Availability Under Lines of Credit (Continued)

Borrowed funds outstanding at December 31, 2008 mature in 2009 ($1,750,000), 2010 ($2,250,000), 2011 ($2,250,000), 2012 ($2,250,000) and 2013 ($7,500,000) and bear interest at fixed rates ranging from 3.16% to 4.25%.

Federal Home Loan Bank of New York advances require the Company to provide collateral, which may be in the form of a blanket lien on the Company’s assets or through a pledge, assignment, or delivery of specific assets.  At December 31, 2008 and 2007, investment securities with a carrying value of $18,400,000 and $12,075,000 were pledged, assigned, and delivered as collateral for outstanding advances.  These advances cannot be prepaid without penalty.  The agreement also requires that the Company maintain a certain percentage of its assets in home mortgage assets, which may include mortgage-backed securities, and that the Company purchase a certain amount of Federal Home Loan Bank of New York common stock.  Both requirements follow formulas established by the Federal Home Loan Bank of New York.

On May 1, 2007, Sterling Banks Capital Trust I, a Delaware statutory business trust and a wholly-owned subsidiary of the Company, issued $6.2 million of variable rate capital trust pass-through securities (“capital securities”) to investors.  The variable interest rate re-prices quarterly after five years at the three month LIBOR plus 1.70% and was 6.744% as of December 31, 2008 and 2007.  Sterling Banks Capital Trust I purchased $6.2 million of variable rate junior subordinated deferrable interest debentures from the Company.  The debentures are the sole asset of the Trust.  The terms of the junior subordinated debentures are the same as the terms of the capital securities.  The Company has also fully and unconditionally guaranteed the obligations of the Trust under the capital securities.  The capital securities are redeemable by the Company on or after May 1, 2012 at par, or earlier if the deduction of related interest for federal income taxes is prohibited, classification as Tier I Capital is no longer allowed, or certain other contingencies arise.  The capital securities must be redeemed upon final maturity of the subordinated debentures on May 1, 2037.  Proceeds of approximately $4.5 million were contributed in 2007 to paid-in capital of the Bank.  The remaining $1.5 million was retained at the Company for future use.  If the Company determines that there is a need to preserve capital or improve liquidity, the ability exists to defer interest payments for a maximum of five years.

The Company maintains the ability to borrow funds on an overnight basis under secured and unsecured lines of credit with correspondent banks.  At December 31, 2008 and 2007, the aggregate availability under such lines of credit was $89,688,000 and $106,691,000, respectively.

Note 12.  Shareholders’ Equity

Sterling Banks, Inc. was incorporated in 2006 for the sole purpose of becoming the holding company for the Bank.  At the 2006 Annual meeting of Shareholders held on December 12, 2006, shareholders of the Bank approved a proposal to reorganize the Bank into the holding company form of organization in accordance with a Plan of Acquisition.  Pursuant to the Plan of Acquisition, each outstanding share of Sterling Bank was converted into one share of Sterling Banks, Inc.   Sterling Banks, Inc. transferred the assets and liabilities at the carrying amounts in the accounts of the Bank as of March 16, 2007, the effective date of the reorganization.  All information for periods prior to March 16, 2007 relate to the Bank prior to the reorganization.  Sterling Banks, Inc. is authorized to issue 15,000,000 shares of common stock, par value $2.00 per share, and 10,000,000 shares of preferred stock, with no par value per share.  Options outstanding under Sterling Bank’s various stock option Plans were converted into options to purchase shares of Sterling Banks, Inc. on the same terms and conditions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.  Shareholders’ Equity (Continued)

The Company did not pay a cash dividend in 2008.  The Company paid a cash dividend of $0.03 per common share in February, May and August 2007.

The Company issued a 21 for 20 stock split in September 2007, effected in the form of a 5% common stock dividend.

During 2008, no stock options were exercised.  During 2007, 13,493 stock options were exercised at a range of $6.66 to $8.04 per share.

In March 2007, the Company issued 768,438 shares (806,860 shares as a result of the stock split in 2007) of common stock in connection with the acquisition of Farnsworth Bancorp, Inc. (Note 2).

Note 13.  Income Taxes

Income tax expense (benefit) for the years ended December 31, 2008 and 2007 consisted of the following:

	2008	2007
Current tax expense
Federal	$-	$-
State	-	-
Deferred tax benefit	(2,699,000)	(269,000)
	$(2,699,000)	$(269,000)

Income tax expense (benefit) differs from the expected statutory amount principally due to the nondeductible goodwill impairment charge and non-taxable interest income earned by the Company.  A reconciliation of the Company’s effective income tax rate with the Federal rate for 2008 and 2007 is as follows:

	2008	2007
Tax benefit at statutory rate (35%)	$(6,624,000)	$(271,000)
Tax free interest income	(71,000)	(69,000)
Goodwill impairment	3,996,000	-
Other, net	(195,000)	133,000
State income taxes, net of federal tax benefit	6,000	(70,000)
Benefit of income taxed at lower rates	189,000	8,000
	$(2,699,000)	$(269,000)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.  Income Taxes (Continued)

The tax effects of temporary differences between the book and tax basis of assets and liabilities which give rise to the Company’s net deferred tax asset, which is included in “Accrued interest receivable and other assets,” at December 31, 2008 and 2007, are as follows:

	2008	2007
Allowance for loan losses	$3,282,000	$1,057,000
Net operating loss carryforwards	1,649,000	1,668,000
Core deposit intangible and loan premium	(634,000)	(907,000)
Securities available-for-sale	35,000	24,000
Other, net	35,000	(74,000)
Property and equipment	41,000	(71,000)
Net deferred tax asset	$4,408,000	$1,697,000

Realization of deferred tax assets is dependent on generating sufficient taxable income.  Although realization is not assured, management estimates that it is more likely than not that all of the net deferred tax asset will be realized.  However, the amount of the net deferred tax asset considered realizable could be reduced if estimates of future taxable income in the foreseeable future are reduced.

At December 31, 2008, the Company had a $3,000,000 net operating loss carry forward available which begins expiring in 2027.  In addition, the Company has federal and state net operating loss carryforwards of approximately $1,300,000 and $2,500,000, respectively, that are related to the acquisition discussed in Note 2 and which are subject to certain income tax limitations.

The Company adopted FASB Interpretation 48 as of January 1, 2007.  The adoption did not have a material impact on the Company’s financial position or results of operations.  The Company did not recognize or accrue any interest or penalties related to income tax during the years ended December 31, 2008 and 2007.  The Company does not have an accrual for uncertain tax positions as of December 31, 2008 and 2007, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law.  Tax returns for 2005 and thereafter are subject to future examination by tax authorities.

Note 14.  Regulatory Matters

Capital Ratios:  The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14.  Regulatory Matters (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2008 and 2007, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2008, management believes the Bank is well capitalized under the regulatory framework for prompt correction action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table.  There are no conditions or events that management believes have changed the Bank’s category.

At December 31, 2008, the Bank’s actual capital amounts and ratios are presented in the following table:

								To Be Well
				For Capital				Capitalized Under Prompt
	Actual			Adequacy Purposes				Corrective Action Provisions
	Amount	Ratio		Amount		Ratio		Amount		Ratio
Total Capital
(To Risk Weighted Assets)	$32,134,000	10.52%	>	$24,428,000	>	8.0%	>	$30,535,000	>	10.0%
Tier 1 Capital
(To Risk Weighted Assets)	$28,258,000	9.25%	>	$12,214,000	>	4.0%	>	$18,321,000	>	6.0%
Tier 1 Capital
(to Average Assets)	$28,258,000	7.21%	>	$15,675,000	>	4.0%	>	$19,594,000	>	5.0%

At December 31, 2007, the Bank’s actual capital amounts and ratios are presented in the following table:

								To Be Well
				For Capital				Capitalized Under Prompt
	Actual			Adequacy Purposes				Corrective Action Provisions
	Amount	Ratio		Amount		Ratio		Amount		Ratio
Total Capital
(To Risk Weighted Assets)	$35,923,000	11.13%	>	$25,824,000	>	8.0%	>	$32,280,000	>	10.0%
Tier 1 Capital
(To Risk Weighted Assets)	$32,957,000	10.21%	>	$12,912,000	>	4.0%	>	$19,368,000	>	6.0%
Tier 1 Capital
(to Average Assets)	$32,957,000	8.28%	>	$15,926,000	>	4.0%	>	$19,907,000	>	5.0%

Restriction on the Payment of Dividends:  Certain limitations exist on the availability of the Company’s undistributed net assets for the payment of cash dividends without prior approval from regulatory authorities.  During 2008 and 2007, cash dividends were declared and paid in the amount of $0 and $477,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15.  Benefit Plans

Savings Plan:  The Company maintains a defined contribution savings plan under Section 401(k) of the Internal Revenue Code for its eligible employees.  Under the Plan, employee contributions, up to 6% of gross salary, are matched in part at the discretion of the Company.  Employee and matching contributions are immediately vested.  During 2008 and 2007, the Company made approximately $114,000 and $107,000, respectively, in matching contributions.  The Company may elect to make an additional discretionary profit sharing contribution to the Plan each calendar year.  Such contributions would be vested based on length of credited service.  No discretionary contributions were made in 2008 or 2007.

Stock Option Plan:  In 1998, the shareholders approved the Sterling 1998 Employee Stock Option Plan and the Sterling 1998 Director Stock Option Plan (collectively the “Plans”).  The Plans are qualified as an “incentive stock option plan” under Section 422 of the Internal Revenue Code.  Reserved for issuance upon the exercise of options granted by an Option Committee of the Board of Directors is an aggregate of 53,402 shares of common stock for the Employee Plan and 29,277 shares of common stock for the Director Plan.  There are no options available for grant under these plans.

In 2003, the shareholders approved the Sterling 2003 Employee Stock Option Plan.  Reserved for issuance upon the exercise of options granted or to be granted by the Compensation Committee of the Board of Directors is an aggregate of 355,997 shares of common stock for this Plan.  There are no options available for grant as of December 31, 2008.

In 2008, the shareholders approved the Sterling 2008 Employee Stock Option Plan and the Sterling 2008 Director Stock Option Plan.  Reserved for issuance upon the exercise of options granted or to be granted by an Option Committee of the Board of Directors is an aggregate of 300,000 shares of common stock for the Employee Plan and 100,000 shares of common stock for the Director Plan.  There are 211,601 and 21,900 options remaining available for grants, respectively, as of December 31, 2008.

Information regarding stock options outstanding at December 31, 2008 and 2007 is as follows:

			Weighted Average
	Number	Weighted Average	Remaining	Aggregate
	of Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding, January 1, 2007	457,094	$8.54
Granted	83,881	$7.70
Expired/terminated	(9,314)	$9.66
Exercised	(13,493)	$6.77
Outstanding, December 31, 2007	518,168	$8.43
Granted	175,200	$3.92
Expired/terminated	(88,193)	$7.75
Exercised	-	$ -
Outstanding, December 31, 2008	605,175	$7.22	7.0	$ -

Exercisable at December 31, 2008	308,191	$8.33	5.0	$ -

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15.  Benefit Plans (Continued)

The total intrinsic value of options exercised during the years ended December 31, 2008 and 2007 was $0 and $32,000, respectively.  During 2008 and 2007, the number of options that vested was 15,191 and 6,804, respectively.

A summary of unvested stock options outstanding at December 31, 2008 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Unvested stock options:
Outstanding at January 1, 2007	70,548	$3.38
Granted	83,881	$2.53
Vested	(6,804)	$3.38
Exercised/forfeited	(2,500)	$3.61
Outstanding at December 31, 2007	145,125	$2.97
Granted	175,200	$1.50
Vested	(15,191)	$2.97
Exercised/forfeited	(8,150)	$1.99
Outstanding at December 31, 2008	296,984	$2.11

During 2008 and 2007, the Company granted 175,200 and 83,881 options, respectively, with an average exercise price of $3.92 and $7.70, respectively, to employees and directors that vest in equal annual installments over ten years.  The Company recognized $59,000 and $26,000 in compensation costs in 2008 and 2007, respectively, related to these stock options.  The Company used the Black-Scholes option pricing model in determining actual compensation cost for 2008 and 2007, respectively.  The expected life of the options was estimated based on historical employee behavior and represents the period of time that options granted are expected to be outstanding.  Expected volatility of the Company’s stock price was based on historical volatility over the period commensurate with the expected life of the options.  The risk-free interest rate is the U.S. Treasury rate commensurate with the expected life of the options on the date of grant.  The expected dividend yield is the projected annual yield based on the grant date stock price.  The weighted average estimated value per option was $1.50 in 2008 and $2.53 in 2007.  The fair values of options granted in 2008 and 2007 were estimated at the date of grant based on the following assumptions: risk free interest rate of 4.1% and 5.0%, respectively, volatility of 23% and 20%, respectively, expected life of options of 9 years and 8 years, respectively, and expected dividend yield of 0.00% and 1.0%, respectively.

As of December 31, 2008, there was approximately $633,000 of total unrecognized compensation cost related to stock option awards which is expected to be recognized over a weighted average period of 9.1 years.  The 175,200 options granted during 2008 remain unvested at December 31, 2008.  Of the 83,881 options granted in 2007, 75,494 remain unvested at December 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16.  Commitments and Contingencies

The Company has entered into “change in control” agreements with certain key members of management, which provide for continued payment of certain employment salaries and benefits in the event of a change in control, as defined.

The Company is from time to time a party to routine litigation in the normal course of its business.  Management does not believe that the resolution of this litigation will have a material adverse effect on the financial condition or results of operations of the Company.  However, the ultimate outcome of any such litigation, as with litigation generally, is inherently uncertain and it is possible that some litigation matters may be resolved adversely to the Company.  At December 31, 2008, the Company was not a party to any material legal proceedings.

Note 17.  Fair Value Measurements

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

Level 1 Inputs
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

Level 2 Inputs
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17.  Fair Value Measurements (Continued)

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

Fair Value on a Recurring Basis

Certain assets and liabilities are measured at fair value on a recurring basis.  The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the SFAS 157 hierarchy (as described above) as of December 31, 2008.

	Level 1	Level 2	Level 3	Total
Financial Assets
Investment securities available-for-sale	$-	$24,097,000	$-	$24,097,000

Securities Portfolio

The fair value of securities is the market value based on quoted market prices, when available, or market prices provided by recognized broker dealers (level 1).  When listed prices or quotes are not available, fair value is based upon quoted market prices for similar or identical assets or other observable inputs (level 2) or significant management judgment or estimation based upon unobservable inputs due to limited or no market activity of the instrument (Level 3).

Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is impairment).  The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the SFAS 157 hierarchy (as described above) as of December 31, 2008.

	Level 1	Level 2	Level 3	Total
Financial Assets
Impaired loans	$-	$-	$14,892,000	$14,892,000

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17.  Fair Value Measurements (Continued)

The valuation allowance for impaired loans is included in the allowance for loan losses in the consolidated balance sheets.  The valuation allowance for impaired loans at December 31, 2008 was $2,802,000.  During the twelve months ended December 31, 2008, the valuation allowance for impaired loans increased $2,464,000 from $338,000 at December 31, 2007.

Fair Value of Financial Instruments (SFAS 107 Disclosure)

SFAS 107, Disclosures About Fair Value of Financial Instruments, requires the disclosure of the estimated fair value of financial instruments, including those financial instruments for which the Company did not elect the fair value option.  The methodology for estimating the fair value of financial assets and liabilities that are measured on a recurring or nonrecurring basis are discussed above.

The following methods and assumptions were used to estimate the fair value under SFAS No. 107 of each class of financial instruments.

Cash and Cash Equivalents:  The carrying amounts of cash and due from banks and federal funds sold approximate fair value.

Investment Securities Held-to-Maturity:  The fair value of securities held-to-maturity is based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.  These financial instruments are not carried at fair value on a recurring basis.

Restricted Stock:  The carrying value of restricted stock approximates fair value based on redemption provisions.

Loans (except collateral dependent impaired loans):  Fair values are estimated for portfolios of loans with similar financial characteristics.  Loans are segregated by type such as commercial, residential mortgage and other consumer.  Each loan category is further segmented into groups by fixed and adjustable rate interest terms and by performing and non-performing categories.

The fair value of performing loans is typically calculated by discounting scheduled cash flows through their estimated maturity, using estimated market discount rates that reflect the credit and interest rate risk inherent in each group of loans.  The estimate of maturity is based on contractual maturities for loans within each group, or on the Company’s historical experience with repayments for each loan classification, modified as required by an estimate of the effect of current economic conditions.

Fair value for nonperforming loans that are not collateral dependent is based on the discounted value of expected future cash flows, discounted using a rate commensurate with the risk associated with the likelihood of repayment and/or the fair value of collateral (if repayment of the loan is collateral dependent).

For all loans, assumptions regarding the characteristics and segregation of loans, maturities, credit risk, cash flows, and discount rates are judgmentally determined using specific borrower and other available information.

The carrying amounts reported for loans held for sale approximates fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17.   Fair Value Measurements (Continued)

Accrued Interest Receivable and Payable:  The fair value of interest receivable and payable is estimated to approximate the carrying amounts.

Deposits:  In accordance with the SFAS No. 107, the fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, NOW and money market accounts, is equal to the amount payable on demand.  The fair value of time deposits is based on the discounted value of contractual cash flows, where the discount rate is estimated using the market rates currently offered for deposits of similar remaining maturities.

Borrowed Funds:  The fair value of borrowings is calculated by discounting scheduled cash flows through the estimated maturity date using current market rates.

Estimated Fair Values:  The estimated fair values of the Company’s material financial instruments as of December 31, 2008 are as follows:

	Carrying Value	Fair Value
Financial Assets:
Cash and due from banks	$13,054,000	$13,054,000
Federal funds sold	$472,000	$472,000
Investment securities, held-to-maturity	$19,884,000	$19,992,000
Investment securities, available-for-sale	$24,097,000	$24,097,000
Restricted stock	$2,448,000	$2,448,000
Loans held for sale	$2,000	$2,000
Loans, net of allowance for loan losses	$297,095,000	$299,648,000
Accrued interest receivable	$1,740,000	$1,740,000
Financial Liabilities:
Noninterest-bearing demand deposits	$35,873,000	$35,873,000
Interest-bearing deposits	$292,721,000	$288,303,000
Borrowed funds	$22,186,000	$19,340,000
Accrued interest payable	$427,000	$427,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17.  Fair Value Measurements (Continued)

The estimated fair values of the Company’s material financial instruments as of December 31, 2007 are as follows:

	Carrying Value	Fair Value
Financial Assets:
Cash and due from banks	$11,554,000	$11,554,000
Federal funds sold	$234,000	$234,000
Investment securities, held-to-maturity	$6,854,000	$6,797,000
Investment securities, available-for-sale	$48,095,000	$48,095,000
Restricted stock	$2,229,000	$2,229,000
Loans held for sale	$38,000	$38,000
Loans, net of allowance for loan losses	$309,319,000	$305,332,000
Accrued interest receivable	$1,910,000	$1,910,000
Financial Liabilities:
Noninterest-bearing demand deposits	$37,246,000	$37,246,000
Interest-bearing deposits	$311,712,000	$312,347,000
Borrowed funds	$16,686,000	$16,685,000
Accrued interest payable	$613,000	$613,000

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, and, as the fair value for these financial instruments is not material, these disclosures are not included above.

Limitations:  Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instruments.  These estimates do not reflect any premium or discount which could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument.  Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

Fair value estimates are provided for existing on-and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.  In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates, and have generally not been considered in the Company’s estimates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18.  Quarterly Financial Data (unaudited)

The following represents summarized unaudited quarterly financial data of the Company which, in the opinion of management, reflects adjustments (comprising only normal recurring accruals) necessary for fair presentation.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
2008
Interest income	$5,207,000	$5,464,000	$5,594,000	$6,035,000
Interest expense	2,217,000	2,121,000	2,381,000	2,915,000
Net interest income	2,990,000	3,343,000	3,213,000	3,120,000
Provision for loan losses	5,585,000	105,000	400,000	-
Noninterest income	160,000	283,000	208,000	304,000
Noninterest expenses	15,870,000	3,382,000	3,656,000	3,550,000
Income (loss) before income tax expense (benefit)	(18,305,000)	139,000	(635,000)	(126,000)
Income tax expense (benefit)	(2,482,000)	60,000	(235,000)	(42,000)
Net income (loss)	$(15,823,000)	$79,000	$(400,000)	$(84,000)

Net income (loss) per common share:
Basic	$(2.71)	$0.01	$(0.07)	$(0.01)
Diluted	$(2.71)	$0.01	$(0.07)	$(0.01)

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
2007
Interest income	$6,476,000	$6,774,000	$6,943,000	$5,641,000
Interest expense	3,291,000	3,533,000	3,646,000	2,733,000
Net interest income	3,185,000	3,241,000	3,297,000	2,908,000
Provision for loan losses	300,000	-	45,000	56,000
Noninterest income	298,000	219,000	232,000	169,000
Noninterest expenses	3,762,000	3,602,000	3,474,000	3,084,000
Income (loss) before income tax expense (benefit)	(579,000)	(142,000)	10,000	(63,000)
Income tax expense (benefit)	(215,000)	(48,000)	8,000	(14,000)
Net income (loss)	$(364,000)	$(94,000)	$2,000	$(49,000)

Net income (loss) per common share:
Basic	$(0.06)	$(0.02)	$0.00	$(0.01)
Diluted	$(0.06)	$(0.02)	$0.00	$(0.01)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18.  Quarterly Financial Data (unaudited) (Continued)

The fourth quarter of 2008 contained significant adjustments relating to the impairment of goodwill in the amount of $11,752,000 and provisions to the allowance for loan losses in the amount of $5,585,000 as a result of significant deterioration in credit quality and overall declining condition of the financial services sector.

Note 19.  Parent Company Only Financial Statements

Condensed financial information of the parent company (Sterling Banks, Inc.) only is presented in the following three tables:

Balance Sheet
	December 31,	December 31,
	2008	2007
Assets
Cash and cash equivalents	$840,000	$1,478,000
Investment in subsidiary	32,236,000	48,031,000
Other assets	262,000	31,000
Total assets	$33,338,000	$49,540,000

Liabilities and Shareholders' Equity
Subordinated debentures	$6,186,000	$6,186,000
Other liabilities	31,000	46,000
Shareholders’ equity	27,121,000	43,308,000
Total liabilities and shareholders’ equity	$33,338,000	$49,540,000

Statement of Operations
	Year Ended December 31,	Period March 16, 2007 Through December 31,
	2008	2007
Income
Dividends from subsidiaries	$13,000	$604,000
Total income	$13,000	604,000

Expenses
Interest on subordinated debentures	417,000	278,000
Other expenses	280,000	355,000
Total expenses	697,000	633,000

Loss before income tax benefit	(684,000)	(29,000)
Income tax benefit	(232,000)	(27,000)
Equity in undistributed loss of subsidiary	(15,776,000)	(503,000)

Net loss	$(16,228,000)	$(505,000)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19.  Parent Company Only Financial Statements (Continued)

Statement of Cash Flows
		Period
		March 16, 2007
	Year Ended	Through
	December 31, 2008	December 31, 2007
Cash Flows From Operating Activities
Net loss	$(16,228,000)	$(505,000)
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Stock compensation	59,000	20,000
Equity in undistributed loss of subsidiary	15,776,000	503,000
Changes in operating assets and liabilities:
Increase in accrued interest receivable and other assets	(230,000)	(31,000)
Increase (decrease) in accrued interest payable and other accrued liabilities	(15,000)	46,000
Net cash provided by (used in) operating activities	(638,000)	33,000

Cash Flows From Investing Activities
Payments for investment in subsidiaries	-	(4,407,000)
Net cash used in investing activities	-	(4,407,000)

Cash Flows From Financing Activities
Dividends paid	-	(334,000)
Proceeds from issuance of subordinated debentures	-	6,186,000
Net cash provided by financing activities	-	5,852,000

Increase (decrease) in cash and cash equivalents	(638,000)	1,478,000

Cash and Cash Equivalents, beginning	1,478,000	-
Cash and Cash Equivalents, ending	$840,000	$1,478,000

Note 20.  Goodwill and Intangible Assets

Goodwill and intangible assets arise from purchase business combinations.  On March 16, 2007, we completed our merger with the former Farnsworth Bancorp, Inc.  We were deemed to be the purchaser for accounting purposes and thus recognized goodwill and other intangible assets in connection with the merger.  The goodwill was assigned to our one reporting unit, banking.  As a general matter, goodwill generated from purchase business combinations is deemed to have an indefinite life and is not subject to amortization and is instead tested for impairment at least annually.  Core deposit intangibles arising from acquisitions was being amortized over their estimated useful lives, originally estimated to be 10 years.

In 2008, the extreme volatility in the banking industry that first started to surface in the latter part of 2007 had a significant impact on banking companies and the price of banking stocks, including our common stock.  During the fourth quarter of 2008, the Company performed its annual impairment analysis.  Based on this analysis, we wrote off $11.8 million of goodwill in the fourth quarter of 2008, which represented all of the goodwill that resulted from the Merger.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20.  Goodwill and Intangible Assets (Continued)

Intangible assets are core deposit intangibles which amounted to approximately $2.4 million and $3.2 million at December 31, 2008 and 2007, respectively.  The establishment and subsequent amortization of these intangible assets requires several assumptions including, among other things, the estimated cost to service deposits acquired, discount rates, estimated attrition rates and useful lives.  If the value of the core deposit intangible or the customer relationship intangible is determined to be less than the carrying value in future periods, a write down would be taken through a charge to our earnings.  The most significant element in evaluation of these intangibles is the attrition rate of the acquired deposits or loans.  If such attrition rate accelerates from that which we expected, the intangible is reduced by a charge to earnings.  The attrition rate related to deposit flows or loan flows is influenced by many factors, the most significant of which are alternative yields for loans and deposits available to customers and the level of competition from other financial institutions and financial services companies.  In connection with the goodwill impairment testing discussed previously, we also reassessed the carrying value of the core deposit intangible, determined that the value of the core deposit relationship had declined below its carrying value, and charged earnings for $475,000.  We further reassessed the estimated useful life and determined that with changes in the marketplace, a remaining useful life of six years would be more appropriate.  Amortization expense, in addition to the impairment charge, was $347,000 in 2008 and $205,000 in 2007.  Aggregate amortization expense for the intangible asset is estimated at $396,000 for each of the years 2009 through 2013.