Form 10-Q
period 2009-03-31
Sterling Banks, Inc.
filed 2009-05-15
CIK 1358697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X                   No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes_____No_____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):YES   NO   X

Number of shares outstanding of the registrant’s common stock, par value $2.00 per share, outstanding as of May 8, 2009: 5,843,362

STERLING BANKS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2009

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

Part I.                                Financial Information

Item 1.                                Financial Statements

STERLING BANKS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2009 AND DECEMBER 31, 2008

	March 31, 2009 (unaudited)	December 31, 2008
ASSETS
Cash and cash due from banks	$8,525,000	$13,054,000
Federal funds sold	16,327,000	472,000
Cash and cash equivalents	24,852,000	13,526,000

Investment securities held-to-maturity, at cost (fair value of $18,088,000 at March 31, 2009 and $19,992,000 at December 31, 2008)	17,808,000	19,884,000
Investment securities available-for-sale, at fair value	31,875,000	24,097,000
Total investment securities	49,683,000	43,981,000

Restricted stock, at cost	2,448,000	2,448,000

Loans held for sale	-	2,000

Loans	302,661,000	305,626,000
Less: allowance for loan losses	(8,380,000)	(8,531,000)
Total net loans	294,281,000	297,095,000

Core deposit intangible asset, net	2,275,000	2,374,000
Bank premises and equipment, net	8,987,000	9,122,000
Accrued interest receivable and other assets	10,966,000	10,557,000

Total assets	$393,492,000	$379,105,000

See Notes to Consolidated Financial Statements

STERLING BANKS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2009 AND DECEMBER 31, 2008

	March 31, 2009 (unaudited)	December 31, 2008
LIABILITIES Deposits
Noninterest-bearing	$34,020,000	$35,873,000
Interest-bearing	308,886,000	292,721,000
Total deposits	342,906,000	328,594,000

Federal Home Loan Bank advances	16,000,000	16,000,000
Subordinated debentures	6,186,000	6,186,000
Accrued interest payable and other accrued liabilities	1,434,000	1,204,000

Total liabilities	366,526,000	351,984,000

COMMITMENTS AND CONTINGENCIES (Note 2)

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $2 par value, 15,000,000 shares authorized; 5,843,362 issued and outstanding at March 31, 2009 and December 31, 2008	11,687,000	11,687,000
Additional paid-in capital	29,786,000	29,767,000
Accumulated deficit	(14,728,000)	(14,279,000)
Accumulated other comprehensive income (loss)	221,000	(54,000)
Total shareholders' equity	26,966,000	27,121,000
Total liabilities and shareholders' equity	$393,492,000	$379,105,000

See Notes to Consolidated Financial Statements

STERLING BANKS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(Unaudited)

	2009	2008
INTEREST INCOME
Interest and fees on loans	$4,211,000	$5,510,000
Interest and dividends on securities	494,000	461,000
Interest on due from banks and federal funds sold	6,000	64,000
Total interest and dividend income	4,711,000	6,035,000

INTEREST EXPENSE
Interest on deposits	1,952,000	2,742,000
Interest on Federal Home Loan Bank advances and overnight borrowings	160,000	69,000
Interest on subordinated debentures	104,000	104,000
Total interest expense	2,216,000	2,915,000

Net interest income	2,495,000	3,120,000

PROVISION FOR LOAN LOSSES	-	-

Net interest income after provision for loan losses	2,495,000	3,120,000

NONINTEREST INCOME
Service charges	66,000	60,000
Gains on sales of available-for-sale securities	-	93,000
Miscellaneous fees and other	153,000	151,000
Total noninterest income	219,000	304,000

NONINTEREST EXPENSES
Compensation and benefits	1,646,000	1,891,000
Occupancy, equipment and data processing	946,000	923,000
Marketing and business development	130,000	147,000
Professional services	239,000	165,000
Amortization of core deposit intangible asset	99,000	87,000
Other operating expenses	367,000	337,000
Total noninterest expenses	3,427,000	3,550,000

LOSS BEFORE INCOME TAX BENEFIT	(713,000)	(126,000)

INCOME TAX BENEFIT	(264,000)	(42,000)

NET LOSS	$(449,000)	$(84,000)

NET LOSS PER COMMON SHARE
Basic and Diluted	$(0.08)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and Diluted	5,843,362	5,843,362

See Notes to Consolidated Financial Statements

STERLING BANKS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

				Retained	Accumulated
			Additional	Earnings	Other	Total
	Common Stock		Paid-In	(Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity
December 31, 2007	5,843,362	$11,687,000	$29,708,000	$1,949,000	$(36,000)	$43,308,000

Comprehensive income:
Net loss – 2008	-	-	-	(84,000)	-	(84,000)
Change in net unrealized gain on
securities available-for-sale, net
of reclassification adjustment
and tax effects	-	-	-	-	138,000	138,000
Total comprehensive income						54,000
Stock compensation	-	-	11,000	-	-	11,000

March 31, 2008	5,843,362	$11,687,000	$29,719,000	$1,865,000	$102,000	$43,373,000

December 31, 2008	5,843,362	$11,687,000	$29,767,000	$(14,279,000)	$(54,000)	$27,121,000

Comprehensive income (loss):
Net loss – 2009	-	-	-	(449,000)	-	(449,000)
Change in net unrealized gain on
securities available-for-sale, net
of reclassification adjustment
and tax effects	-	-	-	-	275,000	275,000
Total comprehensive loss						(174,000)
Stock compensation	-	-	19,000	-	-	19,000

March 31, 2009	5,843,362	$11,687,000	$29,786,000	$(14,728,000)	$221,000	$26,966,000

See Notes to Consolidated Financial Statements

STERLING BANKS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
                                                                (Unaudited)
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(449,000)	$(84,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	286,000	270,000
Net amortization of purchase premium on securities	70,000	11,000
Net amortization of core deposit intangible	99,000	87,000
Stock compensation	19,000	11,000
Realized loss on sales or retirement of equipment	-	1,000
Realized loss on sales of repossessed property	12,000	-
Realized gain on sales of securities available-for-sale	-	(93,000)
Proceeds from sale of loans held for sale	2,000	89,000
Originations of loans held for sale	-	(58,000)
Changes in operating assets and liabilities:
(Increase) Decrease in accrued interest receivable and other assets	(856,000)	488,000
Increase in accrued interest payable and other accrued liabilities	230,000	232,000
Net cash provided by (used in) operating activities	(587,000)	954,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-sale	(9,665,000)	-
Proceeds from sales of securities available-for- sale	-	5,470,000
Proceeds from maturities of securities available-for-sale	1,000,000	18,275,000
Proceeds from maturities of securities held-to-maturity	169,000	-
Proceeds from principal payments on mortgage-backed securities available-for-sale	1,320,000	838,000
Proceeds from principal payments on mortgage-backed securities held-to-maturity	1,861,000	474,000
Purchases of restricted stock	-	(1,131,000)
Proceeds from sale of restricted stock	-	1,553,000
Net decrease in loans	2,814,000	269,000
Proceeds from sales of other real estate owned	253,000	-
Purchases of premises and equipment	(151,000)	(163,000)
Net cash provided by (used in) investing activities	(2,399,000)	25,585,000

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in noninterest-bearing deposits	(1,853,000)	3,034,000
Net increase (decrease) in interest-bearing deposits	16,165,000	(10,142,000)
Repayments of Federal Home Loan Advances	-	(9,500,000)
Net cash provided by (used in) financing activities	14,312,000	(16,608,000)

INCREASE IN CASH AND CASH EQUIVALENTS	11,326,000	9,931,000

CASH AND CASH EQUIVALENTS, JANUARY 1,	13,526,000	11,788,000

CASH AND CASH EQUIVALENTS, MARCH 31,	$24,852,000	$21,719,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for: Interest on deposits and borrowed funds	$2,198,000	$2,998,000
Income taxes	$-	$140,000

See Notes to Consolidated Financial Statements

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.  DESCRIPTION OF BUSINESS

Sterling Banks, Inc. (the “Company”) is a bank holding company headquartered in Mount Laurel, NJ.  Through its subsidiary, the Company provides individuals, businesses and institutions with commercial and retail banking services, principally in loans and deposits.  Sterling Banks, Inc. was incorporated under the laws of the State of New Jersey on February 28, 2006 for the sole purpose of becoming the holding company of Sterling Bank (the “Bank”).

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statements and Basis of Presentation

The financial statements included herein have not been audited, except for the balance sheet at December 31, 2008, which was derived from the audited financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted; therefore, these financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2008.  The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented.  Such adjustments are of a normal recurring nature.  The results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The financial statements include the accounts of Sterling Banks, Inc. and its wholly-owned subsidiary, Sterling Bank.  Sterling Banks Capital Trust I is a wholly-owned subsidiary but is not consolidated because it does not meet the requirements.  All significant inter-company balances and transactions have been eliminated.

Use of Estimates

 The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from such estimates.  Material estimates that are particularly susceptible to significant change in the near term are the determination of the allowance for loan losses and the fair value of financial instruments.

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

Investments

The Company has identified investment securities that it has the intent and ability to hold to maturity considering all reasonably foreseeable events or conditions.  The securities are classified as “held-to-maturity.”  The Company has also identified investment securities that will be held for indefinite periods of time, including securities that will be used as part of the Company’s asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors.  These securities are classified as “available-for-sale” and are carried at fair value, with any temporary unrealized gains or losses reported as a separate component of other comprehensive income, net of the related income tax effect.  Declines in the fair value of individual securities below their cost that are other than temporary, result in write-downs of the individual securities to their fair value and are included in noninterest income in the statements of operations.  Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or that the Company would not have the intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value.  The unrealized losses that existed as of March 31, 2009 are generally the result of market changes in interest rates since the purchase of the securities.  This factor coupled with the fact the Company has both the intent and ability to hold securities to maturity or for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the portfolio are temporary.

Allowance for Losses on Loans

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment and definite lived intangibles, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.  An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.  Impairment, if any, is assessed using discounted cash flows.  No impairments have occurred during the three months ended March 31, 2009 and 2008.

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Core Deposit Intangible

Core deposit intangibles arise from purchase business combinations.  On March 16, 2007, we completed our merger with the former Farnsworth Bancorp, Inc.  We were deemed to be the purchaser for accounting purposes and thus recognized a core deposit intangible asset in connection with the merger.  The establishment and subsequent amortization of this intangible asset requires several assumptions including, among other things, the estimated cost to service deposits acquired, discount rates, estimated attrition rates and useful lives.  If the value of the core deposit intangible or the customer relationship intangible is determined to be less than the carrying value in future periods, a write down would be taken through a charge to our earnings.  The most significant element in evaluation of these intangibles is the attrition rate of the acquired deposits.  If such attrition rate accelerates from that which we expected, the intangible is reduced by a charge to earnings.  The attrition rate related to deposit flows is influenced by many factors, the most significant of which are alternative yields for deposits available to customers and the level of competition from other financial institutions and financial services companies.  In connection with our annual impairment testing in the fourth quarter of 2008, we reassessed the carrying value of the core deposit intangible, determined that the value of the core deposit relationship had declined below its carrying value, and charged earnings for $475,000 in the fourth quarter of 2008.  We further reassessed the estimated useful life and determined that with changes in the marketplace, a remaining useful life of six years would be more appropriate.

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

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

On January 1, 2009, FASB Staff Position (“FSP”) EITF 03-6-1 Share Based Payments and Earnings Per Share (“EPS”) became effective.  According to the FSP EITF, unvested share based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities under Financial Accounting Standards ("FAS") No. 128.  As such, they should be included in the computation of basic EPS using the two class method.  At March 31, 2009 the Bank did not have any shares which were considered participating securities under FAS No. 128.

In April 2009, the Financial Accounting Standards Board (FASB) issued three amendments to the fair value measurement, disclosure and other-than-temporary impairment standards:

•	FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly
•	FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments
•	FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments

These amendments were in response to concerns raised by constituents, the mark-to-market study conducted for Congress by the Securities and Exchange Commission (SEC), and recent hearings held by the U.S. House of Representatives on mark-to-market accounting.  Each of these accounting standards is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company has chosen not to adopt these FSPs as of March 31, 2009 and will adopt these effective June 30, 2009.  The Company is currently evaluating the impact of adopting these FSP’s, however, they are not expected to materially impact the financial condition or results of operations.

FASB Staff Position (FSP) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

FSP FAS 157-4 provides additional guidance on: a) determining when the volume and level of activity for the asset or liability has significantly decreased; b) identifying circumstances in which a transaction is not orderly; and c) understanding the fair value measurement implications of both (a) and (b).  This FSP requires several new disclosures, including the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, in both interim and annual periods.

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

FSP FAS 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments

FSP FAS 115-2 and 124-2 clarifies the interaction of factors that should be considered when determining whether a debt security is other-than-temporarily impaired (“OTTI”).  For debt securities, management must assess whether (a) it has the intent to sell the security, or (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery.  If OTTI exists, but the entity does not intend to sell the security, then the OTTI adjustment is separated into the credit-related impairment portion which is charged to earnings and the other impairment portion which is recognized in other comprehensive income.  This FSP also expands and increases the frequency of certain OTTI related disclosures.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments

FSP FAS 107-1 and APB 28-1 require disclosures about the fair value of financial instruments for interim periods of publicly traded companies as well as in annual financial statements.  Fair value information along with the significant assumptions used to estimate fair value must be disclosed.

NOTE 3.  EARNINGS PER SHARE

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding.  Shares issued during the period are weighted for the portion of the period that they were outstanding during the year.  The weighted average number of common shares outstanding for the three months ended March 31, 2009 and 2008 were 5,843,362, respectively.  Diluted earnings per common share consider common share equivalents (when dilutive) outstanding during each year.  Shares issuable upon the exercise of stock options were not considered in the calculation of net loss per share in 2009 or 2008, as their inclusion would be anti-dilutive.

NOTE 4.  STOCK-BASED EMPLOYEE COMPENSATION

The Company has a stock-based employee compensation plan and follows Financial Accounting Standards Board ("FASB") Statement No. 123 Share-Based Payment (Revised 2004) ("FAS 123R") to account for stock options.  FAS 123R requires that the Company record compensation expense equal to the fair value of all  equity-based  compensation  over the  vesting  period of each award.  The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards.

During the three months ended March 31, 2009 and 2008, the Company did not issue any options.  Compensation cost charged to operations for the three months ended March 31, 2009 and 2008 was $19,000 and $11,000, respectively.

As of March 31, 2009, there was approximately $614,000 of total unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted average period of 8.8 years.  Of the 296,984 unvested options at December 31, 2008, 3,654 options vested in 2009, 1,756 options expired and 291,574 options remain unvested at March 31, 2009.

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.  COMMON STOCK

During the three months of 2009 and 2008, no stock options were exercised.

During the three months of 2009 and 2008, no cash dividends were declared or paid.

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

The Bank’s actual capital amounts and ratios are presented in the following tables (amounts in thousands, except percentages):

			For Capital		To Be Well
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2009:

Total Capital (to Risk-Weighted Assets)	$31,315	10.44%	≥$24,151	≥8.0%	≥$30,189	≥10.0%
Tier I Capital (to Risk-Weighted Assets)	$27,483	9.17%	≥$12,075	≥4.0%	≥$18,113	≥ 6.0%
Tier I Capital (to Average Assets)	$27,483	7.19%	≥$15,599	≥4.0%	≥$19,249	≥ 5.0%

			For Capital		To Be Well
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008:

Total Capital (to Risk-Weighted Assets)	$32,134	10.52%	≥$24,428	≥8.0%	≥$30,535	≥10.0%
Tier I Capital (to Risk-Weighted Assets)	$28,258	9.25%	≥$12,214	≥4.0%	≥$18,321	≥ 6.0%
Tier I Capital (to Average Assets)	$28,258	7.21%	≥$15,675	≥4.0%	≥$19,594	≥ 5.0%

   NOTE 7.  FAIR VALUE MEASUREMENT

Effective January 1, 2008, the Company adopted FAS 157, Fair Value Measurement, which provides a framework for measuring fair value under generally accepted accounting principles.  FAS 157 applies to all financial instruments that are being measured and reported on a fair value basis.  Nonfinancial assets and nonfinancial liabilities that are recognized and disclosed at fair value on a nonrecurring basis under FAS 157 were delayed under FASB Staff Position (“FSP”) No. 157-2 “Effective date of FASB Statement No. 157” to fiscal years beginning after November 15, 2008.  Accordingly, effective January 1, 2009, the Company began disclosing the fair value of Other Real Estate Owned (OREO) previously deferred under the provisions of this FSP.

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7.  FAIR VALUE MEASUREMENT (continued)

FAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  In determining fair value, the Company uses various methods including market, income and cost approaches.  Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and or the risks inherent in the inputs to the valuation technique.  These inputs can be readily observable, market corroborated, or generally unobservable.  The Company utilizes techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  Based on the observability of the inputs used in valuation techniques the Company is required to provide the following information according to the fair value hierarchy.  The fair value hierarchy ranks the quality and reliability of the information used to determine fair values.

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

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7.  FAIR VALUE MEASUREMENT (continued)

Fair Value on a Recurring Basis

Certain assets and liabilities are measured at fair value on a recurring basis.  The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the SFAS 157 hierarchy (as described above) as of the dates listed.

March 31, 2009	Level 1	Level 2	Level 3	Total
Financial Assets
Investment securities available-for-sale	$ -	$31,875,000	$ -	$31,875,000

December 31, 2008	Level 1	Level 2	Level 3	Total
Financial Assets
Investment securities available-for-sale	$ -	$24,097,000	$ -	$24,097,000

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

Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is impairment).  The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the SFAS 157 hierarchy (as described above) as of the dates listed.

March 31, 2009	Level 1	Level 2	Level 3	Total
Financial Assets
Impaired loans	$ -	$ -	$18,064,000	$18,064,000
Other real estate owned	$ -	$ -	$ 1,363,000	$ 1,363,000

December 31, 2008	Level 1	Level 2	Level 3	Total
Financial Assets
Impaired loans	$ -	$ -	$14,892,000	$14,892,000

Impaired Loans

The fair value of impaired loans is derived in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan.  Fair value is determined based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7.  FAIR VALUE MEASUREMENT (continued)

The valuation allowance for impaired loans is included in the allowance for loan losses in the consolidated balance sheets.  The valuation allowance for impaired loans at March 31, 2009 was $3,003,000.  During the three months ended March 31, 2009, the valuation allowance for impaired loans increased $201,000 from $2,802,000 at December 31, 2008.  During the three months ended March 31, 2008, the valuation allowance for impaired loans decreased $203,000.

Other Real Estate Owned

Other real estate owned (OREO) fair value was determined using appraisals which may be discounted based on management’s review and changes in market conditions (Level 3).

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

Readers should carefully review the risk factors described in other reports the Company files from time to time with the Securities and Exchange Commission, including the Company’s Form 10-K for the year ended December 31, 2008, and its subsequent quarterly reports on Form 10-Q and current reports on Form 8-K.

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

Consolidated Results of Operations
Three Months Ended March 31, 2009 and 2008
(Unaudited)

The following discussion compares the results of operations for the three months ended March 31, 2009 (unaudited) to the results of operations for the three months ended March 31, 2008 (unaudited).  This discussion should be read in conjunction with the accompanying financial statements (unaudited) and related notes, as well as statistical information included in this Form 10-Q.

Net Loss. For the three months ended March 31, 2009, the net loss totaled $449,000, compared to net loss of $84,000 for the three months ended March 31, 2008.  Decreased earnings for the three months ended March 31, 2009 was attributable primarily to a decrease in net interest income of $625,000 and a decrease in gains on sales of available-for-sale securities of $93,000, partially offset by a decrease in noninterest expenses of $123,000.  Basic and diluted loss per share for the three months ended March 31, 2009 and 2008 totaled $0.08 and $0.01, respectively.

Net Interest Income. Net interest income for the three months ended March 31, 2009 totaled $2,495,000, a decrease of 20.0% from $3,120,000 for the three months ended March 31, 2008.  The net interest margin for the three months ended March 31, 2009 was 2.86%, compared to 3.50% for the comparable period of 2008.  This decrease is primarily as a result of lost interest income on nonaccrual loans of approximately $558,000 in 2009.

Interest income decreased by $1,324,000 for the three months ended March 31, 2009 from the same period in 2008, attributable to a decrease in average interest earning assets of $4.9 million and a 137 basis point decrease in the yield on average earning assets from 6.77% in 2008 to 5.40% in 2009.  Of the 137 basis point decrease, approximately 64 basis points is attributable to the loss of interest income due to the reversal in 2009 of previously recognized interest income on loans that became nonaccrual in 2009.  Average loans outstanding decreased by $11.2 million while average investment securities increased $1.2 million and due from banks and federal funds sold increased $5.2 million.  The decrease in average loans outstanding is attributable primarily to normal monthly payments and/or payoffs, while the increase in average investment securities and federal funds sold was attributable to management’s efforts to decrease the Bank’s general level of risk on the balance sheet.  Interest expense decreased by $699,000 from the same time period in 2008.  Average interest-bearing liabilities increased by $5.8 million, which was attributable an increase in borrowed funds in an effort to increase the Bank’s net interest income by borrowing at a lower cost and investing in higher yielding assets.  The average rate paid on interest-bearing liabilities decreased to 2.74% for the three months ended March 31, 2009 from 3.65% for the same period of 2008.

Provision for Loan Losses. No provision for loan losses was made during the three months ended March 31, 2009 and 2008.  As a result of FAS 5 and FAS 114 analysis of the loan portfolio, management concluded that no provision was necessary in either the first quarter of 2009 or 2008.

Noninterest Income.  Noninterest income decreased $85,000, or 28.0%, for the three months ended March 31, 2009 to $219,000 compared to $304,000 for the same period of 2008, reflecting a decrease in gains on sales of available-for-sale securities of $93,000.

Noninterest Expenses.  For the three months ended March 31, 2009, noninterest expenses decreased by $123,000, or 3.5%, to $3,427,000, compared to $3,550,000 for the same period of 2008.  Decreases in personnel costs were $245,000, reflecting bonuses expensed in 2008 and the effect of staff reductions as a result of the closure of one our branch locations in November 2008.  These decreases were partially offset by an increase in loan workout and repossessed property expenses of $85,000.

In response to the impact of the current economic environment on the banking industry, the FDIC has significantly increased their assessment rates to all banks.  In addition, the FDIC has announced a special one-time assessment during the quarter which is needed to recapitalize the reserve fund.  The assessment rate has not been finalized but may range anywhere from 6 to 20 basis points depending upon final legislation.  The special assessment may have a material impact on the Company’s second or third quarter earnings.

Income Taxes.  We recorded an income tax benefit of $264,000 on loss before taxes of $713,000 for the three months ended March 31, 2009, resulting in an effective tax rate of 37.0% for the 2009 period, compared to income tax benefit of $42,000 on loss before taxes of $126,000 for the same period of 2008, resulting in an effective tax rate of 33.3% for the 2008 period.  The fluctuation in the effective tax rate is due to the amount and type of permanent tax difference between periods.

Consolidated Financial Condition
At March 31, 2009 and December 31, 2008
(Unaudited)

The following discussion compares the financial condition at March 31, 2009 (unaudited) to the financial condition at December 31, 2008.  This discussion should be read in conjunction with the accompanying financial statements (unaudited) and related notes as well as statistical information included in this Form 10-Q.

Total Assets. Total assets increased $14.4 million, or 3.8%, to $393.5 million at March 31, 2009, compared to $379.1 million at December 31, 2008.  This was due to management’s efforts to increase the Bank’s net interest margin and liquidity.

Loans. Loans outstanding decreased $3.0 million, or 1.0%.  The decrease in loans was due to normal contractual loan payments and/or payoffs in the loan portfolio.

Allowance for Loan Losses.  The allowance for loan losses was $8.4 million at March 31, 2009 as compared to $8.5 million at December 31, 2008.  The ratio of the allowance for loan losses to total loans was 2.77% and 2.79% at March 31, 2009 and December 31, 2008, respectively.  The Company’s management has considered nonperforming assets and other assets of concern in establishing the allowance for loan losses.  The Company continues to monitor its allowance for possible loan losses and will make future additions or reductions in light of the level of loans in its portfolio and as economic conditions dictate.

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

The allowance for loan losses is calculated under Statement of Financial Accounting Standards (“FAS”) No. 5 and FAS No. 114.  Non-performing and impaired loans are evaluated under FAS No. 114, using either the fair value of collateral or present value of future cash flows method.  In our case, all non-performing and impaired loans are evaluated using the fair value of collateral method since all the non-performing and impaired loans are collateralized by real estate.  When a loan is evaluated using this method, a new appraisal(s) of the primary and secondary collateral is obtained and compared to the outstanding balance of the loan.  A specific reserve is added to the allowance for loan losses, if a collateral shortfall exists.

The Company had $14.2 million and $9.9 million, respectively, in loans on nonaccrual status at March 31, 2009 and December 31, 2008.  This increase is the result of 15 loans that the Company placed on nonaccrual status during the first three months of 2009, less one that was transferred to other real estate owned.  Of the 15 loans that were placed on nonaccrual status during the first three months of 2009, all were rated impaired as of December 31, 2008 and no additional valuation reserve was needed for these loans.  Impaired loans increased by $4.0 million, or 24%, between December 31, 2008 and March 31, 2009; however, as a result of the collateral valuation, the FAS 114 valuation reserve only increased by $202,000, or 7%.

The Company utilizes a risk rating system on all loans under FAS No. 5, which takes into account loans with similar characteristics and historical loss experience related to each group.  In addition, qualitative adjustments are made for levels and trends in delinquencies and nonaccruals, downturns in specific industries, changes in credit policy, experience and ability of staff, national and local economic conditions, and concentrations of credit within the portfolio.  The total loans outstanding in each group of loans with similar characteristics is multiplied by the sum of the historical loss factors and the qualitative factors (for that group), to produce the allowance for loan loss balance required for all loans analyzed under FAS No. 5.

Commercial real estate loans analyzed under FAS 5 decreased $16.1 million, or 12%, between December 31, 2008 and March 31, 2009 due to payments and payoffs and loans being analyzed under FAS 114.  Loans analyzed under FAS 5 under the spot lot construction portfolio had their qualitative adjustment factors increased an average of 22% due to the risk present in the performing portfolio.  As a result of the above mentioned activity during the first quarter of 2009, management concluded that no provision for loan losses was needed during the first quarter of 2009.

Deposits.  Deposits totaled $342.9 million at March 31, 2009, increasing $14.3 million, or 4.4%, from the December 31, 2008 balance of $328.6 million.  The increase in deposits resulted primarily from management’s efforts to increase the bank’s net interest income and liquidity.

Federal Home Loan Bank Advances and Other Borrowings. Federal Home Loan Bank advances and other borrowings totaled $22.2 million at March 31, 2009 and December 31, 2008.

Shareholders’ Equity.  Shareholders’ equity decreased by $0.2 million, or 0.6%, mainly as a result of our net loss, partially offset by an increase in other comprehensive income.

Comparative Average Balances, Interest and Yields:

	Three Months Ended
	March 31, 2009			March 31, 2008
	Average Balance	Interest Income/Expense	Annual Yield	Average Balance	Interest Income/Expense	Annual Yield
Assets
Loans, net (1)	$292,959,000	$4,211,000	5.83%	$304,170,000	$5,510,000	7.29%
Investment securities (2)	46,291,000	494,000	4.33	45,138,000	461,000	4.10
Due from banks and Federal funds sold	14,574,000	6,000	0.15	9,385,000	64,000	2.74
Total interest-earning assets	353,824,000	4,711,000	5.40	358,693,000	6,035,000	6.77

Allowance for loan losses	(8,461,000)			(2,889,000)
Other assets	44,294,000			48,352,000
Total assets	$389,657,000			$404,156,000

Liabilities and shareholders’ equity
Time deposits	$199,286,000	$1,694,000	3.45%	$205,849,000	$2,335,000	4.56%
NOW/MMDA/savings accounts	105,763,000	258,000	0.99	103,089,000	407,000	1.59
Borrowed funds	22,342,000	264,000	4.80	12,639,000	173,000	5.51
Total interest-bearing liabilities	327,391,000	2,216,000	2.74	321,577,000	2,915,000	3.65

Noninterest-bearing demand deposits	33,886,000			38,582,000
Other liabilities	1,442,000			769,000
Shareholders’ equity	26,938,000			43,228,000
Total liabilities and shareholders’ equity	$389,657,000			$404,156,000

Net interest income		$2,495,000			$3,120,000

Interest rate spread (3)			2.66%			3.12%

Net interest margin (4)			2.86%			3.50%
________________________________
(1)	Includes loans held for sale. Also includes loan fees, which are not material. Does not include loans on nonaccrual.
(2)	Yields are not on a tax-equivalent basis.
(3)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Liquidity

Liquidity describes our ability to meet the financial obligations that arise out of the ordinary course of business.  Liquidity addresses the Company’s ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund current and planned expenditures.  Liquidity is derived from loan and investment securities repayments and income from interest-earning assets.  Our loan to deposit ratio was 88.3% and 93.0% at March 31, 2009 and December 31, 2008, respectively.

The Company seeks to rely primarily on core deposits from customers to provide stable and cost-effective sources of funding to support growth.  The Company also seeks to augment such deposits with longer term and higher yielding certificates of deposit.  To the extent that retail deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds market.  As of March 31, 2009, the Company maintained lines of credit with correspondent banks of $89.8 million.  Longer term funding requirements can be satisfied through advances from the Federal Home Loan Bank.

As of March 31, 2009, the Company’s investment securities portfolio included $37.5 million of mortgage-backed securities that provide significant cash flow each month.  The majority of the investment portfolio is classified as available-for-sale, is readily marketable, and is available to meet liquidity needs.  The Company’s residential real estate portfolio includes loans, which are underwritten to secondary market criteria, and provide an additional source of liquidity.

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

At March 31, 2009, management believes that the Bank is “well capitalized,” as defined by regulatory banking agencies.  The Company’s long term goal is to ensure that the Bank is “well capitalized” under the applicable regulatory standards.  To this end, the Company issued $6.0 million of trust preferred securities (the “Securities”) on May 1, 2007.  The Securities bear interest at 6.744% for the first five years.  Subsequently, the interest rate will be adjusted quarterly based on a three month LIBOR rate plus 1.70%.  The Securities are callable after five years with a final maturity of May 1, 2037.  The Company contributed $4.5 million of the proceeds of the Securities to the capital of the Bank as Tier I capital.  If the Company determines that there is a need to preserve capital or improve liquidity, the ability exists to defer interest payments for a maximum of five years.

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

As of March 31, 2009, commitments to extend credit and unused lines of credit amounted to approximately $42.6 million and standby letters of credit were approximately $4.9 million.  See Note 8 to the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for additional information regarding the Bank’s long-term lease obligations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2009, management of the Company, under the supervision and with the participation the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as contemplated by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009, in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

Changes in Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  As disclosed in management’s annual report on internal control over financial reporting, filed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 identified a material weakness related to the internal controls over the process supporting the determination of the adequacy of the allowance for loan losses.

In order to ensure that adequacy and accuracy in management’s determinations are consistently present, the Company has implemented a procedure of external review of the details of management’s assessments which review was completed for the period ended March 31, 2009 and will be completed on a timely basis each subsequent quarter in order to meet the deadlines for all future reporting.

Other than the change discussed above, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of it that occurred during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	Legal Proceedings.

Not Applicable.

ITEM 1A.	Risk Factors.

Not Applicable.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

The following are filed as exhibits to this report:

31.1	Certification of Chief Executive Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING BANKS, INC.

Date: May 14, 2009	By: /s/ Robert H. King
Robert H. King
President and Chief Executive Officer

Date: May 14, 2009	By: /s/ R. Scott Horner
R. Scott Horner
Executive Vice President and Chief
Financial Officer