Form 10-Q
period 2009-06-30
Sterling Banks, Inc.
filed 2009-08-19
CIK 1358697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2009
or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes    X                   No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes_____No_____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):YES   NO   X

Number of shares outstanding of the registrant’s common stock, par value $2.00 per share, outstanding as of August 14, 2009: 5,843,362

STERLING BANKS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2009

EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

Part I.    Financial Information

Item 1.      Financial Statements

STERLING BANKS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2009 AND DECEMBER 31, 2008

	June 30, 2009 (unaudited)	December 31, 2008
ASSETS
Cash and cash due from banks	$9,372,000	$13,054,000
Federal funds sold	15,629,000	472,000
Cash and cash equivalents	25,001,000	13,526,000

Investment securities held-to-maturity, at cost (fair value of $14,478,000 at June 30, 2009 and $19,992,000 at December 31, 2008)	14,224,000	19,884,000
Investment securities available-for-sale, at fair value	34,466,000	24,097,000
Total investment securities	48,690,000	43,981,000

Restricted stock, at cost	2,087,000	2,448,000

Loans held for sale	-	2,000

Loans	301,029,000	305,626,000
Less: Allowance for loan losses	(7,041,000)	(8,531,000)
Total net loans	293,988,000	297,095,000

Core deposit intangible asset, net	2,176,000	2,374,000
Bank premises and equipment, net	8,357,000	8,526,000
Branch Property Held for Sale	505,000	596,000
Accrued interest receivable and other assets	11,794,000	10,557,000

Total assets	$392,598,000	$379,105,000

See Notes to Consolidated Financial Statements

STERLING BANKS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2009 AND DECEMBER 31, 2008

	June 30, 2009 (unaudited)	December 31, 2008
LIABILITIES Deposits
Noninterest-bearing	$33,604,000	$35,873,000
Interest-bearing	309,345,000	292,721,000
Total deposits	342,949,000	328,594,000

Federal Home Loan Bank advances	16,000,000	16,000,000
Subordinated debentures	6,186,000	6,186,000
Accrued interest payable and other accrued liabilities	1,647,000	1,204,000

Total liabilities	366,782,000	351,984,000

COMMITMENTS AND CONTINGENCIES (Note 2)

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $2 par value, 15,000,000 shares authorized; 5,843,362 issued and outstanding at June 30, 2009 and December 31, 2008	11,687,000	11,687,000
Additional paid-in capital	29,804,000	29,767,000
Accumulated deficit	(15,674,000)	(14,279,000)
Accumulated other comprehensive loss	(1,000)	(54,000)
Total shareholders' equity	25,816,000	27,121,000
Total liabilities and shareholders' equity	$392,598,000	$379,105,000

See Notes to Consolidated Financial Statements

STERLING BANKS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(Unaudited)

	For the three months ended June 30, 2009	For the three months ended June 30, 2008	For the six months ended June 30, 2009	For the six months ended June 30, 2008
INTEREST INCOME
Interest and fees on loans	$4,294,000	$5,204,000	$8,505,000	$10,714,000
Interest and dividends on securities	491,000	314,000	985,000	775,000
Interest on due from banks and federal funds sold	6,000	76,000	12,000	140,000
Total interest and dividend income	4,791,000	5,594,000	9,502,000	11,629,000

INTEREST EXPENSE
Interest on deposits	1,858,000	2,267,000	3,810,000	5,009,000
Interest on Federal Home Loan Bank advances and overnight borrowings	161,000	10,000	321,000	79,000
Interest on subordinated debentures	105,000	104,000	209,000	208,000
Total interest expense	2,124,000	2,381,000	4,340,000	5,296,000

Net interest income	2,667,000	3,213,000	5,162,000	6,333,000

PROVISION FOR LOAN LOSSES	390,000	400,000	390,000	400,000

Net interest income after provision for loan losses	2,277,000	2,813,000	4,772,000	5,933,000

NONINTEREST INCOME
Service charges	64,000	63,000	130,000	123,000
Gains on sales of available-for-sale securities	5,000	2,000	5,000	95,000
Gains on sales of fixed assets	-	6,000	-	4,000
Miscellaneous fees and other	105,000	137,000	270,000	290,000
Total noninterest income	174,000	208,000	405,000	512,000

NONINTEREST EXPENSES
Compensation and benefits	1,554,000	1,906,000	3,200,000	3,797,000
Occupancy, equipment and data processing	881,000	905,000	1,827,000	1,828,000
Marketing and business development	138,000	148,000	268,000	295,000
Professional services	385,000	270,000	624,000	435,000
FDIC Insurance	403,000	123,000	499,000	213,000
Amortization of core deposit intangible asset	99,000	87,000	198,000	174,000
Impairment or disposal of fixed assets	84,000	-	84,000	-
Losses on sales and impairment of repossessed property	65,000	-	77,000	-
Other operating expenses	357,000	340,000	628,000	464,000
Total noninterest expenses	3,966,000	3,656,000	7,405,000	7,206,000

LOSS BEFORE INCOME TAX BENEFIT	(1,515,000)	(635,000)	(2,228,000)	(761,000)

INCOME TAX BENEFIT	(569,000)	(235,000)	(833,000)	(277,000)

NET LOSS	$(946,000)	$(400,000)	$(1,395,000)	$(484,000)

NET LOSS PER COMMON SHARE
Basic and Diluted	$(0.16)	$(0.07)	$(0.24)	$(0.08)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and Diluted	5,843,362	5,843,362	5,843,362	5,843,362

See Notes to Consolidated Financial Statements

STERLING BANKS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

				Retained	Accumulated
			Additional	Earnings	Other	Total
	Common Stock		Paid-In	(Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit)	Loss	Equity
December 31, 2007	5,843,362	$11,687,000	$29,708,000	$1,949,000	$(36,000)	$43,308,000
Comprehensive loss:
Net loss – 2008	-	-	-	(484,000)	-	(484,000)
Change in net unrealized loss on
securities available-for-sale, net
of reclassification adjustment
and tax effects	-	-	-	-	(29,000)	(29,000)
Total comprehensive loss						(513,000)
Stock compensation	-	-	23,000	-	-	23,000

June 30, 2008	5,843,362	$11,687,000	$29,731,000	$1,465,000	$(65,000)	$42,818,000

December 31, 2008	5,843,362	$11,687,000	$29,767,000	$(14,279,000)	$(54,000)	$27,121,000
Comprehensive loss:
Net loss – 2009	-	-	-	(1,395,000)	-	(1,395,000)
Change in net unrealized gain on
securities available-for-sale, net
of reclassification adjustment
and tax effects	-	-	-	-	53,000	53,000
Total comprehensive loss						(1,342,000)
Stock compensation	-	-	37,000	-	-	37,000

June 30, 2009	5,843,362	$11,687,000	$29,804,000	$(15,674,000)	$(1,000)	$25,816,000

See Notes to Consolidated Financial Statements

STERLING BANKS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,395,000)	$(484,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	536,000	535,000
Provision for loan losses	390,000	400,000
Net amortization of purchase premium on securities	189,000	19,000
Net amortization of core deposit intangible	198,000	174,000
Stock compensation	37,000	23,000
Realized loss (gain) on sales, write down or retirement of buildings and equipment	84,000	(4,000)
Realized loss on sales or write down of repossessed property	77,000	-
Realized gain on sales of securities available-for-sale	(5,000)	(95,000)
Realized gain on sales of loans held for sale	-	(8,000)
Proceeds from sale of loans held for sale	2,000	1,009,000
Originations of loans held for sale	-	(983,000)
Changes in operating assets and liabilities:
(Increase) Decrease in accrued interest receivable and other assets	(1,784,000)	154,000
Increase (Decrease) in accrued interest payable and other accrued liabilities	443,000	(56,000)
Net cash (used in) provided by operating activities	(1,228,000)	684,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-sale	(17,779,000)	(3,995,000)
Proceeds from sales of securities available-for- sale	-	5,470,000
Proceeds from maturities of securities available-for-sale	4,005,000	22,900,000
Proceeds from maturities of securities held-to-maturity	169,000	-
Proceeds from principal payments on mortgage-backed securities available-for-sale	3,431,000	1,535,000
Proceeds from principal payments on mortgage-backed securities held-to-maturity	5,369,000	990,000
Purchases of restricted stock	(219,000)	(1,131,000)
Proceeds from sale of restricted stock	580,000	1,586,000
Net decrease in loans	2,717,000	2,591,000
Proceeds from sales of other real estate owned	435,000	-
Proceeds from sales of equipment	-	41,000
Purchases of premises and equipment	(360,000)	(312,000)
Cash paid for acquisition	-	(25,000)
Net cash (used in) provided by investing activities	(1,652,000)	29,650,000

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in noninterest-bearing deposits	(2,269,000)	1,059,000
Net increase (decrease) in interest-bearing deposits	16,624,000	(18,032,000)
Repayments of Federal Home Loan Advances	-	(9,500,000)
Net cash provided by (used in) financing activities	14,355,000	(26,473,000)

INCREASE IN CASH AND CASH EQUIVALENTS	11,475,000	3,861,000

CASH AND CASH EQUIVALENTS, JANUARY 1,	13,526,000	11,788,000

CASH AND CASH EQUIVALENTS, JUNE 30,	$25,001,000	$15,649,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash:
Interest on deposits and borrowed funds	$4,257,000	$5,471,000
Income taxes	$-	$-
Noncash investing activities:
Transfer of loans to other real estate owned	$646,000	$-

See Notes to Consolidated Financial Statements

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.  DESCRIPTION OF BUSINESS

Sterling Banks, Inc. (the “Company”) is a bank holding company headquartered in Mount Laurel, NJ.  Through its subsidiary, Sterling Bank (the “Bank”), the Company provides individuals, businesses and institutions with commercial and retail banking services, principally in loans and deposits.  Sterling Banks, Inc. was incorporated under the laws of the State of New Jersey on February 28, 2006 for the sole purpose of becoming the holding company of the Bank.

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statements and Basis of Presentation

The financial statements included herein have not been audited, except for the balance sheet at December 31, 2008, which was derived from the audited financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted; therefore, these financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2008.  The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented.  Such adjustments are of a normal recurring nature.  The results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment and definite lived intangibles, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.  An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.  Impairment, if any, is assessed using discounted cash flows.  During the six months ended June 30, 2009, impairment was identified on our former Gaither Road location that is held for sale and a write down of $82,000 was recorded.  No impairments occurred during the six months ended June 30, 2008.

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

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

On January 1, 2009, Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) EITF 03-6-1 Share Based Payments and Earnings Per Share (“EPS”) became effective.  According to the FSP EITF, unvested share based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities under Financial Accounting Standards ("FAS") No. 128.  As such, they should be included in the computation of basic EPS using the two class method.  At June 30, 2009 the Company did not have any shares which were considered participating securities under FAS No. 128.

In April 2009, the FASB issued three amendments to the fair value measurement, disclosure and other-than-temporary impairment standards:

•	FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly
•	FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments
•	FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments

These amendments were in response to concerns raised by constituents, the mark-to-market study conducted for Congress by the Securities and Exchange Commission (SEC), and recent hearings held by the U.S. House of Representatives on mark-to-market accounting.  Each of these accounting standards is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company adopted these FSPs as of April 1, 2009.

FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

FSP FAS 157-4 provides additional guidance on: a) determining when the volume and level of activity for the asset or liability has significantly decreased; b) identifying circumstances in which a transaction is not orderly; and c) understanding the fair value measurement implications of both (a) and (b).  This FSP requires several new disclosures, including the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, in both interim and annual periods.  Adoption of this FSP did not have a significant impact on the Company’s financial position or results of operations.

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

FSP FAS 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments

FSP FAS 115-2 provides new guidance on the recognition and presentation of an other-than-temporary impairment (“OTTI”) and requires additional disclosures.  The recognition provisions within FSP FAS 115-2 apply only to our debt securities classified as available-for-sale and held-to-maturity, while the presentation and disclosure requirements of FSP FAS 115-2 apply to both our debt and equity securities.  An impaired debt security will be considered other-than-temporarily impaired if we have the intent to sell or it more likely than not we will be required to sell prior to recovery of the amortized cost.  In these situations the OTTI recognized in net income (loss) is equal to difference between amortized cost and fair value.  If we do not expect recovery of the entire cost basis, even if we have no intention to sell the security, it will be considered an OTTI as well.  In this situation FSP FAS 115-2 requires we recognize OTTI by separating the loss between the amount representing the credit loss and the amount relating to other factors.  Credit losses will be recognized in net income and losses relating to other factors will be recognized in other comprehensive income (“OCI”).  FSP FAS 115-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  FSP FAS 115-2 requires a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption with a corresponding adjustment to accumulated OCI for that portion representing losses related to factors other than credit quality.  We adopted FSP FAS 115-2 effective April 1, 2009.  The change in accounting principle had no impact on the consolidated financial statements.  The adoption effects of this new FSP are depicted in Note 3 – Investment Securities.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments

FSP FAS 107-1 and APB 28-1 require disclosures about the fair value of financial instruments for interim periods of publicly traded companies as well as in annual financial statements.  Fair value information along with the significant assumptions used to estimate fair value must be disclosed.  The adoption effects of this new FSP are depicted in Note 8 – Fair Value.

FASB Statement No. 165, Subsequent Events

In May 2009, the FASB issued Statement No. 165, Subsequent Events, which the Company adopted as of June 30, 2009.  This Statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued (i.e., complete in a form and format that complies with generally accepted accounting principles (GAAP) and approved for issuance).  However, Statement No. 165 does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions.  There are two types of subsequent events to be evaluated under this Statement:

Recognized subsequent events - An entity must recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.

Non-recognized subsequent events - An entity must not recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but that arose after the balance sheet date but before financial statements are issued or are available to be issued.  Some non-recognized subsequent events may be of such a nature that they must be disclosed to keep the financial statements from being misleading.  For such events, an entity must disclose the nature of the event and an estimate of its financial effect or a statement that such an estimate cannot be made.

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Statement No. 165 also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date - that is, whether that date represents the date the financial statements were issued or were available to be issued.

This Statement applies to both interim financial statements and annual financial statements.  Statement No. 165 is effective for interim and annual periods ending after June 15, 2009, and should be applied prospectively.  Management believes that Statement No. 165 will not result in significant changes in the subsequent events that the Company reports - either through recognition or disclosure - in its financial statements.

Accordingly, management has evaluated subsequent events through August 19, 2009, the date the financial statements were issued and has determined that, other than that which has been reported in Note 10 to the consolidated financial statements, no other recognized or non-recognized subsequent events warranted inclusion or disclosure in the interim financial statements as of June 30, 2009.

NOTE 3.  INVESTMENT SECURITIES

The following is a summary of the Company's investment in available-for-sale and held-to-maturity securities as of June 30, 2009:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale
U.S. Government agencies and corporations	$8,096,000	$48,000	$(53,000)	$8,091,000
Residential mortgage-backed securities	21,430,000	282,000	(163,000)	21,549,000
Municipal securities	4,941,000	3,000	(118,000)	4,826,000
Total securities available-for-sale	$34,467,000	$333,000	$(334,000)	$34,466,000
Held-to-maturity
U.S. Government agencies and corporations	$100,000	$-	$-	$100,000
Residential mortgage-backed securities	14,124,000	254,000	-	14,378,000
Total securities held-to-maturity	$14,224,000	$254,000	$-	$14,478,000

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.  INVESTMENT SECURITIES (continued)

The Company’s investment securities as of December 31, 2008 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale
U.S. Government agencies and corporations	$3,995,000	$33,000	$-	$4,028,000
Residential mortgage-backed securities	15,250,000	76,000	(29,000)	15,297,000
Municipal securities	4,941,000	-	(169,000)	4,772,000
Total securities available-for-sale	$24,186,000	$109,000	$(198,000)	$24,097,000
Held-to-maturity
U.S. Government agencies and corporations	$100,000	$-	$-	$100,000
Residential mortgage-backed securities	19,784,000	129,000	(21,000)	19,892,000
Total securities held-to-maturity	$19,884,000	$129,000	$(21,000)	$19,992,000

The amortized cost and estimated market value of debt securities classified as available-for-sale and held-to-maturity at June 30, 2009 by contractual maturities are shown below.  Expected maturities may differ from contractual maturities for mortgage-backed securities because the mortgages underlying the securities may be called or prepaid without any penalties; therefore, these securities are not included in the maturity categories in the following maturity schedule.

	June 30, 2008
	Available-for-sale		Held-to-maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Maturing within one year	$-	$-	$100,000	$100,000
Maturing after one year, but within five years	-	-	-	-
Maturing after five years, but within ten years	10,128,000	10,103,000	-	-
Maturing after ten years	2,909,000	2,814,000	-	-
Residential mortgage-backed securities	21,430,000	21,549,000	14,124,000	14,378,000
Total securities	$34,467,000	$34,466,000	$14,224,000	$14,478,000

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.  INVESTMENT SECURITIES (continued)

The following table shows the gross unrealized losses and fair value of Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2009:

	Continuous Unrealized Losses		Continuous Unrealized Losses
	Existing for Less Than 12 Months		Existing for 12 Months or More
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
Available-for-sale:
U.S. Government agencies and corporations	$4,043,000	$(53,000)	$-	$-
Residential mortgage-backed securities	5,538,000	(163,000)	-	-
Municipal securities	3,482,000	(77,000)	704,000	(41,000)
	13,063,000	(293,000)	-	(41,000)
Held-to-maturity:
Residential mortgage-backed securities	-	-	-	-
Total temporarily impaired securities	$13,063,000	$(293,000)	$704,000	$(41,000)

U.S. Government and Agency Obligations.  The unrealized losses on the Company’s investments in U.S. Treasury obligations and direct obligations of U.S. government agencies were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2009.

Residential Federal Agency Mortgage-Backed Securities.  The unrealized losses on the Company’s investment in federal agency mortgage-backed securities were caused by interest rate increases.  The Company purchased those investments at a discount relative to their face amount, and the contractual cash flows of those investments are guaranteed by an agency of the U.S. government.  Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2009.

Municipal Securities.  The unrealized losses on the Company’s investments in municipal securities were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2009.

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.  EARNINGS PER SHARE

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding.  Shares issued during the period are weighted for the portion of the period that they were outstanding during the year.  The weighted average number of common shares outstanding for the six months ended June 30, 2009 and 2008 were 5,843,362, respectively.  Diluted earnings per common share consider common share equivalents (when dilutive) outstanding during each year.  Shares issuable upon the exercise of stock options were not considered in the calculation of net loss per share in 2009 or 2008, as their inclusion would be anti-dilutive.

NOTE 5.  STOCK-BASED EMPLOYEE COMPENSATION

The Company has a stock-based employee compensation plan and follows FASB Statement No. 123 Share-Based Payment (Revised 2004) ("FAS 123R") to account for stock options.  FAS 123R requires that the Company record compensation expense equal to the fair value of all  equity-based  compensation  over the  vesting  period of each award.  The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards.

During the six months ended June 30, 2009 and 2008, the Company did not issue any options.  Compensation cost charged to operations for the six months ended June 30, 2009 and 2008 was $37,000 and $23,000, respectively.

As of June 30, 2009, there was approximately $596,000 of total unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted average period of 8.4 years.  Of the 296,984 unvested options at December 31, 2008, 13,027 options vested in 2009, 1,960 options expired and 281,997 options remain unvested at June 30, 2009.

NOTE 6.  COMMON STOCK

During the six months of 2009 and 2008, no stock options were exercised.

During the six months of 2009 and 2008, no cash dividends were declared or paid.

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

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Bank’s actual capital amounts and ratios are presented in the following tables (amounts in thousands, except percentages):

			For Capital			To Be Well
	Actual		Adequacy Purposes			Capitalized
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of June 30, 2009:

Total Capital (to Risk-Weighted Assets)	$30,240	10.15%	$	>23,826	>8.0%	$	>29,782	>10.0%
Tier I Capital (to Risk-Weighted Assets)	$26,476	8.89%	$	>11,913	>4.0%	$	>17,869	>6.0%
Tier I Capital (to Average Assets)	$26,476	6.79%	$	>15,603	>4.0%	$	>19,504	>5.0%

			For Capital			To Be Well
	Actual		Adequacy Purposes			Capitalized
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2008:

Total Capital (to Risk-Weighted Assets)	$32,134	10.52%	$	>24,428	>8.0%	$	>30,535	>10.0%
Tier I Capital (to Risk-Weighted Assets)	$28,258	9.25%	$	>12,214	>4.0%	$	>18,321	>6.0%
Tier I Capital (to Average Assets)	$28,258	7.21%	$	>15,675	>4.0%	$	>19,594	>5.0%

NOTE 8.  FAIR VALUE

Effective January 1, 2008, the Company adopted FAS 157, Fair Value Measurement, which provides a framework for measuring fair value under generally accepted accounting principles.  FAS 157 applies to all financial instruments that are being measured and reported on a fair value basis.  Nonfinancial assets and nonfinancial liabilities that are recognized and disclosed at fair value on a nonrecurring basis under FAS 157 were delayed under FSP No. 157-2 “Effective date of FASB Statement No. 157” to fiscal years beginning after November 15, 2008.  Accordingly, effective January 1, 2009, the Company began disclosing the fair value of Other Real Estate Owned (OREO) previously deferred under the provisions of this FSP.

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

NOTE 8.  FAIR VALUE (continued)

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

June 30, 2009	Level 1	Level 2	Level 3	Total
Financial Assets
Investment securities available-for-sale
U.S. Government agencies and corporations	$-	$8,091,000	$-	$8,091,000
Mortgage-backed securities	$-	$21,549,000	$-	$21,549,000
Municipal securities	$-	$4,826,000	$-	$4,826,000

December 31, 2008	Level 1	Level 2	Level 3	Total
Financial Assets
Investment securities available-for-sale
U.S. Government agencies and Corporations	$-	$4,028,000	$-	$4,028,000
Mortgage-backed securities	$-	$15,297,000	$-	$15,297,000
Municipal securities	$-	$4,772,000	$-	$4,772,000

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

NOTE 8.  FAIR VALUE (continued)

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

June 30, 2009	Level 1	Level 2	Level 3	Total
Financial Assets
Impaired loans	$-	$-	$23,504,000	$23,504,000

December 31, 2008	Level 1	Level 2	Level 3	Total
Financial Assets
Impaired loans	$-	$-	$14,892,000	$14,892,000

June 30, 2009	Level 1	Level 2	Level 3	Total
Non-Financial Assets
Other real estate owned	$-	$-	$1,633,000	$1,633,000

Impaired Loans

The fair value of impaired loans is based on the loan’s fair value of the collateral for collateral dependent loans.  The valuation allowance for impaired loans is included in the allowance for loan losses in the consolidated balance sheets.  The valuation allowance for impaired loans at June 30, 2009 was $1,639,000.  During the six months ended June 30, 2009, the valuation allowance for impaired loans decreased $1,163,000 from $2,802,000 at December 31, 2008 as a result of loans being collected or charged off in full or in part.

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

The following methods and assumptions were used to estimate the fair value under FAS No. 107 of each class of financial instruments not previously discussed.

Cash and Cash Equivalents:  The carrying amounts of cash and due from banks and federal funds sold approximate fair value.

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8.  FAIR VALUE (continued)

Investment Securities Held-to-Maturity:  The fair value of securities held-to-maturity is based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.  These financial instruments are not carried at fair value.

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

Fair value for nonperforming loans that are not collateral dependent is based on the discounted value of expected future cash flows, discounted using a rate commensurate with the risk associated with the likelihood of repayment.

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

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8.  FAIR VALUE (continued)

Estimated Fair Values:  The estimated fair values of the Company’s material financial instruments as of June 30, 2009 are as follows:

	Carrying Value	Fair Value
Financial Assets:
Cash and due from banks	$9,372,000	$9,372,000
Federal funds sold	$15,629,000	$15,629,000
Investment securities, held-to-maturity	$14,224,000	$14,478,000
Investment securities, available-for-sale	$34,466,000	$34,466,000
Restricted stock	$2,087,000	$2,087,000
Loans, net of allowance for loan losses	$293,988,000	$295,232,000
Accrued interest receivable	$1,328,000	$1,328,000
Financial Liabilities:
Noninterest-bearing demand deposits	$33,604,000	$33,604,000
Interest-bearing deposits	$309,345,000	$302,438,000
Borrowed funds	$22,186,000	$19,277,000
Accrued interest payable	$509,000	$509,000

The estimated fair values of the Company’s material financial instruments as of December 31, 2008 are as follows:

	Carrying Value	Fair Value
Financial Assets:
Cash and due from banks	$13,054,000	$13,054,000
Federal funds sold	$472,000	$472,000
Investment securities, held-to-maturity	$19,884,000	$19,992,000
Investment securities, available-for-sale	$24,097,000	$24,097,000
Restricted stock	$2,448,000	$2,448,000
Loans held for sale	$2,000	$2,000
Loans, net of allowance for loan losses	$297,095,000	$299,648,000
Accrued interest receivable	$1,740,000	$1,740,000
Financial Liabilities:
Noninterest-bearing demand deposits	$35,873,000	$35,873,000
Interest-bearing deposits	$292,721,000	$288,303,000
Borrowed funds	$22,186,000	$19,340,000
Accrued interest payable	$427,000	$427,000

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8.  FAIR VALUE (continued)

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

Fair value estimates are provided for existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.  In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates, and have generally not been considered in the Company’s estimates.

NOTE 9.  LOANS

The composition of net loans as of June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009	December 31, 2008
Commercial, Financial and Agricultural	$30,897,000	$32,115,000
Real Estate - Construction	56,805,000	68,278,000
Real Estate – Mortgage	158,171,000	147,435,000
Installment loans to individuals	50,473,000	53,827,000
Lease Financing	5,320,000	4,636,000
Unrealized Loan Fees	(637,000)	(665,000)
Total loans	301,029,000	305,626,000
Less: Allowance for loan losses	(7,041,000)	(8,531,000)
Net loans	$293,988,000	$297,095,000

Summaries of information pertaining to impaired and nonaccrual loans are as follows:

	June 30, 2009	December 31, 2008
Impaired loans without a valuation allowance	$15,286,000	$5,813,000
Impaired loans with a valuation allowance	8,217,000	11,881,000
Total impaired loans including troubled debt restructurings	23,503,000	17,694,000
Valuation allowance related to impaired loans	1,639,000	2,802,000
Average investment in impaired loans	20,540,000	10,348,000
Total non-accrual loans (included in impaired loans)	15,703,000	9,898,000

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10.  ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is calculated under FAS No. 5, Accounting for Contingencies and FAS No. 114, Accounting by Creditors for Impairment of a Loan.  Nonperforming and impaired loans are evaluated under FAS No. 114 using either the fair value of collateral or present value of future cash flow methods.  The Company evaluates all nonperforming and impaired loans using the fair value of collateral method since all non-performing and impaired loans are collateralized by real estate.  When a loan is evaluated using this method, a new appraisal of the primary and or secondary collateral is obtained and compared to the outstanding balance of the loans.  A specific reserve is added to the allowance for loan losses if a collateral shortfall exists.  On December 31, 2008, the amount of the specific reserve was $2,802,000 which was included in the total allowance for loan losses of $8,531,000.  On June 30, 2009, the Company charged off loans or portions of loans totaling $1,671,000 from this specific reserve, made a provision of $390,000 and made other minor adjustments of $146,000, including changes in qualitative factors, resulting in an allowance for loan losses balance of $7,041,000.

The following table shows changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category and additions to the allowance that have been charged to expenses for the periods presented.

	For the three months ended June 30,
	2009	2008
Balance at beginning of period	$8,380,000	$2,671,000
Charge-offs:
Commercial, Financial, Agricultural	(170,000)	(32,000)
Real Estate – Construction	(1,351,000)	-
Real Estate – Mortgage	(150,000)	(1,000)
Consumer Installment loans	(59,000)	(76,000)
Lease Financing	-	-
	(1,730,000)	(109,000)
Recoveries:
Commercial, Financial, Agricultural	1,000	1,000
Real Estate – Construction	-	-
Real Estate – Mortgage	-	3,000
Consumer Installment loans	-	8,000
Lease Financing	-	-
	1,000	12,000
Net recoveries (charge-offs)	(1,729,000)	(97,000)
Provision for loan loss	390,000	400,000
Balance at end of period	$7,041,000	$2,974,000

Average loans outstanding (1)	$302,381,000	$307,829,000

Net charge-offs as a percentage of average loans	0.57%	0.03%

(1) Includes loans held for sale and non-accruing loans

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10.  ALLOWANCE FOR LOAN LOSSES (continued)

	For the six months ended June 30,
	2009	2008
Balance at beginning of period	$8,531,000	$2,891,000
Charge-offs:
Commercial, Financial, Agricultural	(238,000)	(32,000)
Real Estate – Construction	(1,434,000)	-
Real Estate – Mortgage	(150,000)	(221,000)
Consumer Installment loans	(62,000)	(76,000)
Lease Financing	-	-
	(1,884,000)	(329,000)
Recoveries:
Commercial, Financial, Agricultural	1,000	1,000
Real Estate – Construction	-	-
Real Estate – Mortgage	1,000	3,000
Consumer Installment loans	2,000	8,000
Lease Financing	-	-
	4,000	12,000
Net charge-offs	(1,880,000)	(317,000)
Provision for loan loss	390,000	400,000
Balance at end of period	$7,041,000	$2,974,000

Average loans outstanding (1)	$303,378,000	$309,503,000

Net charge-offs as a percentage of average loans	0.62%	0.10%

(1) Includes loans held for sale and non-accruing loans

The charge offs on June 30, 2009, were a result of the Company analyzing its impaired loans with collateral deficiencies and charging off portions of loans not covered by the Company’s collateral as a result of new real estate appraisals obtained.  Even though a portion of individual loans were charged off, management will continue to obtain and convert the collateral and pursue the borrower(s) for full collection of the entire loan, including the partial charge off amount.

NOTE 11.  OTHER COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  However, certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities are reported as a separate component of the equity section of the balance sheet.  Such items, along with net income, are components of comprehensive income.

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.  OTHER COMPREHENSIVE INCOME (LOSS) (continued)

The components of other comprehensive income (loss) and related tax effects for the six months ended June 30, 2009 and 2008 are as follows:

	For the three months ended June 30, 2009	For the three months ended June 30, 2008	For the six months ended June 30, 2009	For the six months ended June 30, 2008
Unrealized holding gains (losses) on available-for-sale securities	$(365,000)	$(276,000)	$93,000	$47,000
Reclassification adjustment for gains realized in income	(5,000)	(2,000)	(5,000)	(95,000)
Net unrealized gains (losses)	(370,000)	(278,000)	88,000	(48,000)
Tax effect	148,000	111,000	(35,000)	19,000
Net-of-tax amount	$(222,000)	$(167,000)	$53,000	$(29,000)

NOTE 12.  SUBSEQUENT EVENT

On July 28, 2009, the Company and the Bank entered into a Written Agreement (the “Agreement”) with the Federal Reserve Bank of Philadelphia and the New Jersey Department of Banking and Insurance (collectively, the “Regulators”).  The Agreement is based on findings of the Regulators identified in an examination of the Bank that commenced on January 5, 2009.

Under the terms of the Agreement, the Bank agreed, among other things, to engage, within 30 days of the Agreement, an independent consultant acceptable to the Regulators to assess the Bank’s staffing needs and the qualifications and performance of all senior executive officers of the Bank and to prepare a written report. Within 45 days of receipt of such report, the Bank agreed to submit to the Regulators a written management plan addressing the findings of the report.  In addition, within 60 days of the Agreement, the Bank will submit to the Regulators written plans to: strengthen board oversight of the management and operation of the Bank; strengthen the Bank’s management of commercial real estate; strengthen lending and credit administration, which includes a prohibition on the capitalization of interest; improve the periodic review and grading of the Bank’s loan portfolio; improve the Bank’s position regarding past due loans, problem loans, adversely classified loans; improve the Bank’s internal audit program; maintain sufficient capital at the Bank; improve the Bank’s earnings; improve management of the Bank’s liquidity position; and correct criticisms detailed in the Regulators’ examination report of the Bank’s compliance with all federal laws relating to anti-money laundering. The Bank has also agreed to maintain an adequate allowance for loan and lease losses; charge-off or collect assets classified as “loss” in the Regulators’ examination report that have not been previously collected or charged off, and not to extend or renew any credit to or for the benefit of any borrower who is obligated to the Bank on an extension of credit that has been charged off or classified as “loss” in the Regulators’ examination report.  Under the Agreement, neither the Company nor Bank is permitted to declare or pay any dividends.  The Company has also agreed not to distribute any interest, principal or other sums on trust preferred securities; issue, increase or guarantee any debt; nor purchase or redeem any shares of the Company’s stock.

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12.  SUBSEQUENT EVENT (continued)

The Board of Directors of the Company and the Bank are also required to appoint a joint Compliance Committee to monitor and coordinate the Company’s and the Bank’s compliance with the provisions of the Agreement, obtain prior approval for the appointment of new directors, the hiring or change in responsibilities of senior executive officers, and to comply with restrictions on severance payments and indemnification payments to institution affiliated parties. Failure to comply with the provisions of the Agreement could subject the Company and/or the Bank to additional enforcement actions. We believe that the Company and or the Bank have already implemented or are acting in accordance with most of the requirements of the Agreement, and we intend to take such actions as may be necessary to enable the Company and or the Bank to comply with the remaining requirements of the Agreement.  However, there can be no assurance that the Company and or the Bank will be able to comply fully with the provisions of the Agreement, or that efforts to comply with the Agreement will not have adverse effects on the operations and financial condition of the Company or the Bank.

The Agreement does not affect the Bank’s ability to continue to conduct its banking business with customers in a normal fashion.  The Bank’s deposits will remain insured by the FDIC to the maximum limits allowed by law.  The Agreement will remain effective and enforceable until stayed, modified, terminated or suspended in writing by the Regulators.

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

These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, which are subject to change based on various important factors (some of which are beyond the Company’s control).  The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; the effect that maintaining regulatory capital requirements could have on the growth of the Company; inflation; changes in prevailing short term and long term interest rates; national and global liquidity of the banking system; changes in loan portfolio quality; adequacy of loan loss reserves; changes in the rate of deposit withdrawals; changes in the volume of loan refinancings; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance), including the increase in the cost of FDIC insurance; technological changes; changes in consumer spending and saving habits; changes in the local competitive landscape, including the acquisition of local and regional banks in the Company’s geographic marketplace; possible impairment of intangible assets, specifically core deposit premium from the Company’s acquisition of Farnsworth; the ability of our borrowers to repay their loans; the uncertain credit environment in which the Company operates; the ability of the Company to manage the risk in its loan and investment portfolios; the ability of the Company to reduce noninterest expenses and increase net interest income, its growth, results of possible collateral collections and subsequent sales; and the success of the Company at managing the risks resulting from these factors.

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

Consolidated Results of Operations
Three Months Ended June 30, 2009 and 2008
(Unaudited)

The following discussion compares the results of operations for the three months ended June 30, 2009 (unaudited) to the results of operations for the three months ended June 30, 2008 (unaudited).  This discussion should be read in conjunction with the accompanying financial statements (unaudited) and related notes, as well as statistical information included in this Form 10-Q.

Net Loss. For the three months ended June 30, 2009, the net loss totaled $946,000, compared to net loss of $400,000 for the three months ended June 30, 2008.  Decreased earnings for the three months ended June 30, 2009 were attributable primarily to a decrease in net interest income after provision for loan losses of $536,000, a decrease in noninterest income of $34,000 and an increase in noninterest expenses of $310,000.  Basic and diluted loss per share for the three months ended June 30, 2009 and 2008 totaled $0.16 and $0.07, respectively.

Net Interest Income. Net interest income for the three months ended June 30, 2009 totaled $2,667,000, a decrease of 17.0% from $3,213,000 for the three months ended June 30, 2008.  The net interest margin for the three months ended June 30, 2009 was 3.01%, compared to 3.75% for the comparable period of 2008.  This decrease is primarily as a result of lost interest income on nonaccrual loans of approximately $328,000 and a decrease in the net interest margin of $307,000 in 2009.

Interest income decreased by $803,000 for the three months ended June 30, 2009 from the same period in 2008, attributable to a 113 basis point decrease in the yield on average earning assets from 6.53% in 2008 to 5.40% in 2009, partially offset by an increase in average interest earning assets of $11.2 million.  Average interest earning loans outstanding decreased by $15.0 million while average investment securities increased $22.1 million and due from banks and federal funds sold increased $4.1 million.  The decrease in average interest earning loans outstanding is attributable primarily to an increase in average nonaccrual loans of $9.5 million, an increase in repossessed property of $1.5 million and normal monthly payments and/or payoffs, while the increase in average investment securities and federal funds sold was attributable to management’s efforts to decrease the Bank’s general level of risk on the balance sheet.  Interest expense decreased by $257,000 from the same time period in 2008.  Average interest-bearing liabilities increased by $27.2 million, which was attributable an increase in borrowed funds of $15.0 million in an effort to increase the Bank’s net interest income by borrowing at a lower cost and investing in higher yielding assets and an increase in interest bearing deposits.  The average rate paid on interest-bearing liabilities decreased to 2.55% for the three months ended June 30, 2009 from 3.12% for the same period of 2008.

Provision for Loan Losses. Provision for loan losses was $390,000 and $400,000 for the three months ended June 30, 2009 and 2008.

Noninterest Income.  Noninterest income decreased $34,000, or 16.3%, for the three months ended June 30, 2009 to $174,000 compared to $208,000 for the same period of 2008, primarily in fee income on mortgage originations as compared to the same period in 2008.

Noninterest Expenses.  For the three months ended June 30, 2009, noninterest expenses increased by $310,000, or 8.5%, to $3,966,000, compared to $3,656,000 for the same period of 2008.  Increases in FDIC insurance of $280,000, including a one time special assessment of $183,000, in loan workout and repossessed property expenses of $219,000, a partial write down on the Company’s former Gaither Road office of $82,000 and losses on sales of or partial write downs on repossessed property of $65,000, were partially offset by decreases in personnel costs of $352,000, reflecting bonuses expensed in 2008 and the effect of staff reductions as a result of the closure of one our branch locations in November 2008.

Income Taxes.  We recorded an income tax benefit of $569,000 on loss before taxes of $1,515,000 for the three months ended June 30, 2009, resulting in an effective tax rate of 37.6% for the 2009 period, compared to income tax benefit of $235,000 on loss before taxes of $635,000 for the same period of 2008, resulting in an effective tax rate of 37.0% for the 2008 period.  The fluctuation in the effective tax rate is due to the amount and type of permanent tax difference between periods.

Consolidated Results of Operations
Six Months Ended June 30, 2009 and 2008
(Unaudited)

The following discussion compares the results of operations for the six months ended June 30, 2009 (unaudited) to the results of operations for the six months ended June 30, 2008 (unaudited).  This discussion should be read in conjunction with the accompanying financial statements (unaudited) and related notes, as well as statistical information included in this Form 10-Q.

Net Loss. For the six months ended June 30, 2009, the net loss totaled $1,395,000, compared to net loss of $484,000 for the six months ended June 30, 2008.  Decreased earnings for the six months ended June 30, 2009 were attributable primarily to a decrease in net interest income after provision for loan losses of $1,161,000, a decrease in noninterest income of $107,000 and an increase in noninterest expenses of $199,000.  Basic and diluted loss per share for the six months ended June 30, 2009 and 2008 totaled $0.24 and $0.08, respectively.

Net Interest Income. Net interest income for the six months ended June 30, 2009 totaled $5,162,000, a decrease of 18.5% from $6,333,000 for the six months ended June 30, 2008.  The net interest margin for the six months ended June 30, 2009 was 2.94%, compared to 3.62% for the comparable period of 2008.  This decrease is primarily as a result of lost interest income on nonaccrual loans of approximately $886,000 in 2009.

Interest income decreased by $2,127,000 for the six months ended June 30, 2009 from the same period in 2008, attributable to a 125 basis point decrease in the yield on average earning assets from 6.65% in 2008 to 5.40% in 2009, partially offset by an increase in average interest earning assets of $3.1 million.  Average interest earning loans outstanding decreased by $13.1 million while average investment securities increased $11.5 million and due from banks and federal funds sold increased $4.7 million.  The decrease in average interest earning loans outstanding is attributable primarily to an increase in average nonaccrual loans of $7.0 million, an increase in repossessed property of $1.4 million and normal monthly payments and/or payoffs, while the increase in average investment securities and federal funds sold was attributable to management’s efforts to decrease the Bank’s general level of risk on the balance sheet.  Interest expense decreased by $956,000 from the same time period in 2008.  Average interest-bearing liabilities increased by $9.3 million, which was attributable an increase in borrowed funds in an effort to increase the Bank’s net interest income by borrowing at a lower cost and investing in higher yielding assets and an increase in interest bearing deposits.  The average rate paid on interest-bearing liabilities decreased to 2.64% for the six months ended June 30, 2009 from 3.39% for the same period of 2008.

Provision for Loan Losses. Provision for loan losses was $390,000 and $400,000 for the six months ended June 30, 2009 and 2008.

Noninterest Income.  Noninterest income decreased $107,000, or 20.9%, for the six months ended June 30, 2009 to $405,000 compared to $512,000 for the same period of 2008, primarily as a result of a and a decrease in gains on sales of available-for-sale securities of $90,000 in 2009, compared to the same period in 2008.

Noninterest Expenses.  For the six months ended June 30, 2009, noninterest expenses increased by $199,000, or 2.8%, to $7,405,000, compared to $7,206,000 for the same period of 2008.  Increases in FDIC insurance of $286,000, including a one time special assessment of $183,000, in loan workout and repossessed property expenses of $304,000, a partial write down on the Company’s former Gaither Road office of $82,000 and losses on sales of or partial write downs on repossessed property of $77,000, were partially offset by decreases in personnel costs of $597,000, reflecting bonuses expensed in 2008 and the effect of staff reductions as a result of the closure of one our branch locations in November 2008.

Income Taxes.  We recorded an income tax benefit of $833,000 on loss before taxes of $2,228,000 for the six months ended June 30, 2009, resulting in an effective tax rate of 37.4% for the 2009 period, compared to income tax benefit of $277,000 on loss before taxes of $761,000 for the same period of 2008, resulting in an effective tax rate of 36.4% for the 2008 period.  The fluctuation in the effective tax rate is due to the amount and type of permanent tax difference between periods.

Consolidated Financial Condition
At June 30, 2009 and December 31, 2008
(Unaudited)

The following discussion compares the financial condition at June 30, 2009 (unaudited) to the financial condition at December 31, 2008.  This discussion should be read in conjunction with the accompanying financial statements (unaudited) and related notes as well as statistical information included in this Form 10-Q.

Total Assets. Total assets increased $13.5 million, or 3.6%, to $392.6 million at June 30, 2009, compared to $379.1 million at December 31, 2008.  This was due to management’s efforts to increase the Bank’s net interest margin and liquidity.

Loans. Loans outstanding decreased $4.6 million, or 1.5%.  The decrease in loans was due primarily to normal contractual loan payments and/or payoffs in the loan portfolio and a decrease in originations of residential mortgage construction loans.

Allowance for Loan Losses.  The allowance for loan losses was $7.0 million at June 30, 2009 as compared to $8.5 million at December 31, 2008.  This decline was due primarily to the charging off of certain loans that were impaired.  The ratio of the allowance for loan losses to total loans was 2.3% and 2.8% at June 30, 2009 and December 31, 2008, respectively.  The Company’s management has considered nonperforming assets and other assets of concern in establishing the allowance for loan losses.  The Company continues to monitor its allowance for possible loan losses and will make future additions or reductions in light of the level of loans in its portfolio and as economic conditions dictate.

The table below recaps loans accruing but past due 90 days or more, non-accrual loans, OREO (Other Real Estate Owned), and troubled debt restructurings as of the dates listed.

	June 30, 2009	December 31, 2008
Restructured loans:
Real Estate – Construction	$3,409,000	$642,000
Real Estate – Mortgage	915,000	-
Total restructured loans	4,324,000	642,000
Loans accruing, but past due 90 days or more:
Commercial, Financial and Agricultural	75,000	92,000
Real Estate – Construction	1,003,000	2,360,000
Real Estate – Mortgage	634,000	178,000
Consumer Installment loans	56,000	77,000
Total loans accruing, but past due 90 days or more	1,768,000	2,707,000
Nonaccrual Loans:
Commercial, Financial and Agricultural	3,000	-
Real Estate – Construction	14,425,000	9,840,000
Real Estate – Mortgage	1,275,000	55,000
Total nonaccrual loans	15,703,000	9,895,000
Total nonperforming loans	21,795,000	13,244,000
Other Real Estate Owned	1,569,000	923,000
Total nonperforming assets	$23,364,000	$14,167,000
Non-performing loans/Total loans (1)	7.24%	4.33%
Non-performing assets/Total assets	5.95%	3.74%
Allowance for loan losses/Total non-performing loans	32.31%	64.41%
(1) Includes loans held for sale.

During 2009, to conform to bank regulatory reporting requirements and general practices within the banking industry for impaired collateral dependent loans where repayment is expected solely from the underlying collateral, we reduced the carrying value through a partial charge-off of certain loans as shown in the table below:

Real Estate:	Loan Balance	Direct charge-off	Adjusted Loan Balance	% Charged-off
Construction	$9,242,000	$1,434,000	$7,808,000	15.52%
Mortgage	150,000	150,000	-	100.00
	$9,392,000	$1,584,000	$7,810,000	16.87%

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

The Company had $15.7 million and $9.9 million, respectively, in loans on nonaccrual status at June 30, 2009 and December 31, 2008.  This increase is the result of 25 loans that the Company placed on nonaccrual status during the first six months of 2009, less 3 that were transferred to other real estate owned.  Of the 25 loans that were placed on nonaccrual status during the first six months of 2009, 15 were deemed impaired as of December 31, 2008 and no additional valuation reserve was needed for these loans during the first six months of 2009.  The remaining 10 were classified impaired and put on nonaccrual status during the first six months of 2009, and required $194,000 in valuation reserves.  Impaired loans increased by $5.8 million, or 33%, between December 31, 2008 and June 30, 2009; however, as a result of the collateral valuation, the FAS 114 valuation reserve decreased by $1,163,000, or 42%.

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

Commercial real estate loans analyzed under FAS 5 decreased $23.1 million, or 17%, between December 31, 2008 and June 30, 2009 due to payments and payoffs and loans being analyzed under FAS 114.  Loans analyzed under FAS 5 under the spot lot construction portfolio had their qualitative adjustment factors increased an average of 62% due to the risk present in the performing portfolio and the historical charge off qualitative factor.  As a result of the above mentioned activity during the first six months of 2009, management concluded that a provision for loan losses of $390,000 was needed during the first six months of 2009.

Deposits.  Deposits totaled $342.9 million at June 30, 2009, increasing $14.3 million, or 4.4%, from the December 31, 2008 balance of $328.6 million.  The increase in deposits resulted primarily from management’s efforts to increase the bank’s net interest income and liquidity.

Federal Home Loan Bank Advances and Other Borrowings. Federal Home Loan Bank advances and other borrowings totaled $22.2 million at June 30, 2009 and December 31, 2008.

Shareholders’ Equity.  Shareholders’ equity decreased by $1.3 million, or 4.8%, mainly as a result of our net loss, partially offset by a decrease in other comprehensive loss.

Comparative Average Balances, Interest and Yields:

	Three Months Ended
	June 30, 2009			June 30, 2008
	Average Balance	Interest Income/Expense	Annual Yield	Average Balance	Interest Income/Expense	Annual Yield
Assets
Loans, net (1)	$285,857,000	$4,294,000	6.02%	$300,820,000	$5,204,000	6.96%
Investment securities (2)	51,465,000	491,000	3.83	29,384,000	314,000	4.31
Due from banks and Federal funds sold	18,348,000	6,000	0.14	14,252,000	76,000	2.14
Total interest-earning assets	355,670,000	4,791,000	5.40	344,456,000	5,594,000	6.53

Allowance for loan losses	(8,370,000)			(2,702,000)
Other assets	47,870,000			48,226,000
Total assets	$395,170,000			$389,980,000

Liabilities and shareholders’ equity
Time deposits	$204,176,000	$1,641,000	3.22%	$195,922,000	$1,955,000	4.01%
NOW/MMDA/savings accounts	108,018,000	217,000	0.80	104,046,000	312,000	1.20
Borrowed funds	22,186,000	266,000	4.81	7,186,000	114,000	6.40
Total interest-bearing liabilities	334,380,000	2,124,000	2.55	307,154,000	2,381,000	3.12

Noninterest-bearing demand deposits	33,175,000			38,718,000
Other liabilities	1,127,000			1,020,000
Shareholders’ equity	26,488,000			43,088,000
Total liabilities and shareholders’ equity	$395,170,000			$389,980,000

Net interest income		$2,667,000			$3,213,000

Interest rate spread (3)			2.85%			3.41%

Net interest margin (4)			3.01%			3.75%

	Six Months Ended
	June 30, 2009			June 30, 2008
	Average Balance	Interest Income/Expense	Annual Yield	Average Balance	Interest Income/Expense	Annual Yield
Assets
Loans, net (1)	$289,389,000	$8,505,000	5.93%	$302,495,000	$10,714,000	7.12%
Investment securities (2)	48,692,000	985,000	4.08	37,168,000	775,000	4.19
Due from banks and Federal funds sold	16,471,000	12,000	0.14	11,819,000	140,000	2.38
Total interest-earning assets	354,552,000	9,502,000	5.40	351,482,000	11,629,000	6.65

Allowance for loan losses	(8,416,000)			(2,889,000)
Other assets	46,293,000			55,563,000
Total assets	$392,429,000			$404,156,000

Liabilities and shareholders’ equity
Time deposits	$201,745,000	$3,336,000	3.33%	$205,849,000	$4,290,000	4.29%
NOW/MMDA/savings accounts	106,896,000	474,000	0.89	103,089,000	719,000	1.40
Borrowed funds	22,264,000	530,000	4.80	12,639,000	287,000	5.83
Total interest-bearing liabilities	330,905,000	4,340,000	2.64	321,577,000	5,296,000	3.39

Noninterest-bearing demand deposits	33,529,000			38,582,000
Other liabilities	1,284,000			769,000
Shareholders’ equity	26,711,000			43,228,000
Total liabilities and shareholders’ equity	$392,429,000			$404,156,000

Net interest income		$5,162,000			$6,333,000

Interest rate spread (3)			2.76%			3.26%

Net interest margin (4)			2.94%			3.62%
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

Liquidity

Liquidity describes our ability to meet the financial obligations that arise out of the ordinary course of business.  Liquidity addresses the Company’s ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund current and planned expenditures.  Liquidity is derived from loan and investment securities repayments and income from interest-earning assets.  Our loan to deposit ratio was 87.8% and 93.0% at June 30, 2009 and December 31, 2008, respectively.

The Company seeks to rely primarily on core deposits from customers to provide stable and cost-effective sources of funding to support growth.  The Company also seeks to augment such deposits with longer term and higher yielding certificates of deposit.  To the extent that retail deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds market.  As of June 30, 2009, the Company maintained lines of credit with correspondent banks of $82.7 million.  Longer term funding requirements can be satisfied through advances from the Federal Home Loan Bank.

As of June 30, 2009, the Company’s investment securities portfolio included $35.6 million of mortgage-backed securities that provide significant cash flow each month.  The majority of the investment portfolio is classified as available-for-sale, is readily marketable, and is available to meet liquidity needs.  The Company’s residential real estate portfolio includes loans, which are underwritten to secondary market criteria, and provide an additional source of liquidity.

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

At June 30, 2009, management believes that the Bank is “well capitalized,” as defined by regulatory banking agencies.  The Company’s long term goal is to ensure that the Bank is “well capitalized” under the applicable regulatory standards.  To this end, the Company issued $6.0 million of trust preferred securities (the “Securities”) on May 1, 2007.  The Securities bear interest at 6.744% for the first five years.  Subsequently, the interest rate will be adjusted quarterly based on a three month LIBOR rate plus 1.70%.  The Securities are callable after five years with a final maturity of May 1, 2037.  The Company contributed $4.5 million of the proceeds of the Securities to the capital of the Bank as Tier I capital.  If the Company determines that there is a need to preserve capital or improve liquidity, the ability exists to defer interest payments for a maximum of five years.  During the second quarter of 2009, the Company elected to defer the interest payment due.  Further, pursuant to the terms of the Agreement with the Regulators, the Company will not make any interest payments in the future without prior approval from the Regulators.

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

As of June 30, 2009, commitments to extend credit and unused lines of credit amounted to approximately $37.7 million and standby letters of credit were approximately $4.2 million.  See Note 8 to the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for additional information regarding the Bank’s long-term lease obligations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2009, management of the Company, under the supervision and with the participation the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as contemplated by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009, in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

Changes in Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  During the period covered by this Quarterly Report, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings.

Not Applicable.

ITEM 1A.  Risk Factors.

Not Applicable.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

ITEM 3.  Defaults Upon Senior Securities.

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

                      On May 12, 2008, the Bank held its annual shareholders meeting.  The following matter was voted upon at the meeting and the final votes on the proposal were recorded as follows:

•	To elect twelve (12) persons to the Board of Directors of the Company to hold office for a one-year term and until their successors are duly elected and qualified;

	For	Against	Abstentions
S. David Brandt, Esq.	3,839,080	0	173,399
Jeffrey Dubrow	3,852,566	0	159,913
A. Theodore Eckenhoff	3,707,637	0	304,842
R. Scott Horner	3,712,918	0	299,561
James L. Kaltenbach, M.D.	3,834,758	0	177,721
Robert H. King	3,710,939	0	301,540
G. Edward Koenig, Jr.	3,709,126	0	303,353
John J. Maley, Jr.	3,704,442	0	308,037
Luis G. Rogers	3,855,132	0	157,347
Ronald P. Sandmeyer	3,840,573	0	171,906
Jeffrey P. Taylor	3,854,534	0	157,945
James W. Yoh, Ph.D.	3,620,529	0	391,950

All twelve members of the Board of Directors were re-elected.  Subsequently, Mr. Rogers retired from the Board on July 27, 2009.

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

STERLING BANKS, INC.

Date: August 19, 2009	By:	/s/ Robert H. King
Robert H. King
President and Chief Executive Officer

Date: August 19, 2009	By:	/s/ R. Scott Horner
R. Scott Horner
Executive Vice President and Chief Financial Officer