Form 10-Q
period 2009-09-30
Sterling Banks, Inc.
filed 2009-11-25
CIK 1358697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2009
or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X                   No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes_____        No_____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):YES              NO   X

Number of shares outstanding of the registrant’s common stock, par value $2.00 per share, outstanding as of November 24, 2009: 5,843,362

STERLING BANKS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

EXHIBITS

Exhibit 31.1 Certification of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley
Act of 2002.
Exhibit 31.2 Certification of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley
Act of 2002.

Part I.    Financial Information

Item 1.                                Financial Statements

STERLING BANKS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

	September 30, 2009 (unaudited and unreviewed)	December 31, 2008
ASSETS
Cash and cash due from banks	$9,071,000	$13,054,000
Federal funds sold	19,498,000	472,000
Cash and cash equivalents	28,569,000	13,526,000

Investment securities held-to-maturity, at cost (fair value of $12,174,000 at September 30, 2009 and $19,992,000 at December 31, 2008)	11,802,000	19,884,000
Investment securities available-for-sale, at fair value	35,340,000	24,097,000
Total investment securities	47,142,000	43,981,000

Restricted stock, at cost	2,014,000	2,448,000

Loans held for sale	-	2,000

Loans	296,914,000	305,626,000
Less: allowance for loan losses	(6,682,000)	(8,531,000)
Total net loans	290,232,000	297,095,000

Core deposit intangible asset, net	2,077,000	2,374,000
Bank premises and equipment, net	8,297,000	8,526,000
Branch Property Held for Sale	505,000	596,000
Accrued interest receivable and other assets	9,064,000	10,557,000

Total assets	$387,900,000	$379,105,000

See Notes to Consolidated Financial Statements

STERLING BANKS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

	September 30, 2009 (unaudited and unreviewed)	December 31, 2008
LIABILITIES Deposits
Noninterest-bearing	$31,367,000	$35,873,000
Interest-bearing	311,836,000	292,721,000
Total deposits	343,203,000	328,594,000

Federal Home Loan Bank advances	15,250,000	16,000,000
Subordinated debentures	6,186,000	6,186,000
Accrued interest payable and other accrued liabilities	1,606,000	1,204,000

Total liabilities	366,245,000	351,984,000

COMMITMENTS AND CONTINGENCIES (Note 2)

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $2 par value, 15,000,000 shares authorized; 5,843,362 issued and outstanding at September 30, 2009 and December 31, 2008	11,687,000	11,687,000
Additional paid-in capital	29,823,000	29,767,000
Accumulated deficit	(20,184,000)	(14,279,000)
Accumulated other comprehensive income (loss)	329,000	(54,000)
Total shareholders' equity	21,655,000	27,121,000
Total liabilities and shareholders' equity	$387,900,000	$379,105,000

See Notes to Consolidated Financial Statements

5STERLING BANKS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(Unaudited and Unreviewed for 2009)

	For the three months ended September 30, 2009	For the three months ended September 30, 2008	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008
INTEREST INCOME
Interest and fees on loans	$4,294,000	$5,125,000	$12,799,000	$15,839,000
Interest and dividends on securities	465,000	318,000	1,450,000	1,093,000
Interest on due from banks and federal funds sold	5,000	21,000	17,000	161,000
Total interest and dividend income	4,764,000	5,464,000	14,266,000	17,093,000

INTEREST EXPENSE
Interest on deposits	1,632,000	1,985,000	5,442,000	6,994,000
Interest on Federal Home Loan Bank advances and overnight borrowings	163,000	31,000	484,000	110,000
Interest on subordinated debentures	107,000	105,000	316,000	313,000
Total interest expense	1,902,000	2,121,000	6,242,000	7,417,000

Net interest income	2,862,000	3,343,000	8,024,000	9,676,000

PROVISION FOR LOAN LOSSES	1,075,000	105,000	1,465,000	505,000

Net interest income after provision for loan losses	1,787,000	3,238,000	6,559,000	9,171,000

NONINTEREST INCOME
Service charges	64,000	65,000	194,000	188,000
Gains on sales of available-for-sale securities	-	-	5,000	95,000
Gains on sales of fixed assets	-	1,000	-	5,000
Miscellaneous fees and other	113,000	217,000	383,000	507,000
Total noninterest income	177,000	283,000	582,000	795,000

NONINTEREST EXPENSES
Compensation and benefits	1,580,000	1,719,000	4,780,000	5,516,000
Occupancy, equipment and data processing	887,000	923,000	2,714,000	2,751,000
Marketing and business development	125,000	124,000	393,000	419,000
Professional services	336,000	246,000	960,000	681,000
FDIC insurance	371,000	90,000	870,000	303,000
Amortization of core deposit intangible asset	99,000	86,000	297,000	261,000
Impairment or disposal of fixed assets	-	-	84,000	-
Losses on sales and impairment of repossessed property	-	-	77,000	-
Other operating expenses	220,000	194,000	848,000	657,000
Total noninterest expenses	3,618,000	3,382,000	11,023,000	10,588,000

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	(1,654,000)	139,000	(3,882,000)	(622,000)

INCOME TAX EXPENSE (BENEFIT)	2,856,000	60,000	2,023,000	(217,000)

NET INCOME (LOSS)	$(4,510,000)	$79,000	$(5,905,000)	$(405,000)

NET INCOME (LOSS) PER COMMON SHARE
Basic and Diluted	$(0.77)	$0.01	$(1.01)	$(0.07)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,843,362	5,843,362	5,843,362	5,843,362
Diluted	5,843,362	5,849,335	5,843,362	5,843,362

See Notes to Consolidated Financial Statements

STERLING BANKS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited and Unreviewed for 2009)

				Retained	Accumulated
			Additional	Earnings	Other	Total
	Common Stock		Paid-In	(Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity
December 31, 2007	5,843,362	$11,687,000	$29,708,000	$1,949,000	$(36,000)	$43,308,000
Comprehensive loss:
Net loss – 2008	-	-	-	(405,000)	-	(405,000)
Change in net unrealized loss on
securities available-for-sale, net
of reclassification adjustment
and tax effects	-	-	-	-	(80,000)	(80,000)
Total comprehensive loss						(485,000)
Stock compensation	-	-	40,000	-	-	40,000

September 30, 2008	5,843,362	$11,687,000	$29,748,000	$1,544,000	$(116,000)	$42,863,000

December 31, 2008	5,843,362	$11,687,000	$29,767,000	$(14,279,000)	$(54,000)	$27,121,000
Comprehensive loss:
Net loss – 2009	-	-	-	(5,905,000)	-	(5,905,000)
Change in net unrealized gain (loss)
on securities available-for-sale,
net of reclassification adjustment
and tax effects	-	-	-	-	383,000	383,000
Total comprehensive loss						(5,522,000)
Stock compensation	-	-	56,000	-	-	56,000

September 30, 2009	5,843,362	$11,687,000	$29,823,000	$(20,184,000)	$329,000	$21,655,000

See Notes to Consolidated Financial Statements

STERLING BANKS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited and Unreviewed for 2009)
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,905,000)	$(405,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of premises and equipment	770,000	809,000
Provision for loan losses	1,465,000	505,000
Net amortization of purchase premium on securities	288,000	27,000
Net amortization of core deposit intangible	297,000	261,000
Stock compensation	56,000	40,000
Realized loss (gain) on sales, write down or retirement of buildings and equipment	84,000	(5,000)
Realized loss on sales or write down of repossessed property	77,000	-
Realized gain on sales of securities available-for-sale	(5,000)	(95,000)
Realized gain on sales of loans held for sale	-	(12,000)
Proceeds from sale of loans held for sale	2,000	1,058,000
Originations of loans held for sale	-	(1,020,000)
Changes in operating assets and liabilities:
Decrease in accrued interest receivable and other assets	725,000	135,000
Increase (Decrease) in accrued interest payable and other accrued liabilities	403,000	(198,000)
Net cash (used in) provided by operating activities	(1,743,000)	1,100,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-sale	(19,826,000)	(3,995,000)
Purchases of securities held-to-maturity	-	(15,322,000)
Proceeds from sales of securities available-for- sale	-	5,470,000
Proceeds from maturities of securities available-for-sale	4,005,000	25,900,000
Proceeds from maturities of securities held-to-maturity	169,000	-
Proceeds from principal payments on mortgage-backed securities available-for-sale	5,118,000	2,090,000
Proceeds from principal payments on mortgage-backed securities held-to-maturity	7,728,000	1,550,000
Purchases of restricted stock	(219,000)	(2,465,000)
Proceeds from sale of restricted stock	653,000	2,246,000
Net decrease in loans	5,398,000	9,833,000
Proceeds from sales of other real estate owned	435,000	-
Proceeds from sales of equipment	-	46,000
Purchases of premises and equipment	(534,000)	(392,000)
Cash paid for acquisition	-	(25,000)
Net cash provided by investing activities	2,927,000	24,936,000

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in noninterest-bearing deposits	(4,506,000)	1,553,000
Net increase (decrease) in interest-bearing deposits	19,115,000	(29,028,000)
Proceeds from Federal Home Loan Advances	-	5,500,000
Repayments of Federal Home Loan Advances	(750,000)	-
Net cash provided by (used in) financing activities	13,859,000	(21,975,000)

INCREASE IN CASH AND CASH EQUIVALENTS	15,043,000	4,061,000

CASH AND CASH EQUIVALENTS, JANUARY 1,	13,526,000	11,788,000

CASH AND CASH EQUIVALENTS, SEPTEMBER 30,	$28,569,000	$15,849,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash:
Interest on deposits and borrowed funds	$6,121,000	$7,604,000
Income taxes	$-	$1,000
Noncash investing activities:
Transfer of loans to other real estate owned	$1,374,000	$-

See Notes to Consolidated Financial Statements

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Unreviewed)

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statements and Basis of Presentation

Rule 8-03 of Regulation S-X requires that interim financial statements included in quarterly reports on Form 10-Q be reviewed by an independent registered public accountant using professional standards and procedures for conducting such reviews, as established by the generally accepted auditing standards, as may be modified or supplemented by the Securities and Exchange Commission (“SEC”).  The Company’s registered public accounting firm, McGladrey & Pullen, LLP (“McGladrey”) advised the Company that McGladrey was unwilling to provide a report on its review of the Company’s interim consolidated financial statements for the three and nine month periods ended September 30, 2009, as required by Rule 8-03 of Regulation S-X, due to concerns raised about the sufficiency of the Company’s allowance for loan losses  by the Federal Reserve Bank of Philadelphia (the “FRB”).  Following a recent examination by the Company’s regulators, the FRB advised McGladrey orally and preliminarily that the FRB believed that the Company’s allowance for loan losses as of June 30, 2009 was understated in the approximate amount of $4.5 to $6.0 million.  The examination report has not, however, been issued, and the FRB’s analysis in coming to this conclusion is not known at this time.  Once this June 30, 2009 matter has been resolved with the FRB and McGladrey, the Company intends to file an amended quarterly report on Form 10-Q for the quarter ended September 30, 2009.  Further, depending on the outcome of discussions with its examiners, the Company may be required to file an amended quarterly report on Form 10-Q for the quarter ended June 30, 2009.

Because the required review has not been completed, the Company’s Form 10-Q for the quarterly periods ended September 30, 2009 is considered deficient. As a result, the Company is considered not to be timely or current in its filings under the Securities Exchange Act of 1934.

The financial statements included herein have not been audited and have not been reviewed by the Company's independent auditors, except for the balance sheet at December 31, 2008, which was derived from the audited financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted; therefore, these financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2008.  The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented.  Such adjustments are of a normal recurring nature.  The results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The financial statements include the accounts of Sterling Banks, Inc. and its wholly-owned subsidiary, Sterling Bank.  Sterling Banks Capital Trust I is a wholly-owned subsidiary but is not consolidated because it does not meet the requirements.  All significant inter-company balances and transactions have been eliminated.

Use of Estimates

 The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from such estimates.  Material estimates that are particularly susceptible to significant change in the near term are the determination of the allowance for loan losses, the valuation of deferred tax assets, the valuation of intangible assets and the fair value of financial instruments.

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Unreviewed)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Standards Codification

 The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became effective on July 1, 2009.  At that date, the ASC became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles (“GAAP”) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  All other accounting literature is considered non-authoritative.  The switch to the ASC affects the way companies refer to GAAP in financial statements and accounting policies.  Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

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

Investments

The Company has identified investment securities that it has the intent and ability to hold to maturity considering all reasonably foreseeable events or conditions.  The securities are classified as “held-to-maturity.”  The Company has also identified investment securities that will be held for indefinite periods of time, including securities that will be used as part of the Company’s asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors.  These securities are classified as “available-for-sale” and are carried at fair value, with any temporary unrealized gains or losses reported as other comprehensive income, net of the related income tax effect, a separate component of shareholders’ equity.

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
(Unaudited and Unreviewed)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of loans in light of changes in the nature and volume of the loan portfolio, overall portfolio quality and historical experience, review of specific problem loans, adverse situations which may affect borrowers’ ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and other factors which may warrant current recognition.  Such periodic assessments may, in management’s judgment, require the Company to recognize additions or reductions to the allowance.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment and definite lived intangibles, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.  An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.  Impairment, if any, is assessed using discounted cash flows.  During the nine months ended September 30, 2009, impairment was identified on our former Gaither Road location that is held for sale and a write down of $82,000 was recorded.  No impairments occurred during the nine months ended September 30, 2008.

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Unreviewed)

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

Income Taxes

Deferred income taxes arise principally from the difference between the income tax basis of an asset or liability and its reported amount in the financial statements, at the statutory income tax rates expected to be in effect when the taxes are actually paid or recovered.  Deferred income tax assets are reduced by a valuation allowance when, based on the weight of evidence available, it is more likely than not that all or some portion of the net deferred tax assets may not be realized.

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

During the quarter ending September 30, 2009, management determined that there was a need for a valuation allowance of $3.5 million on the Company’s deferred tax assets because it is more likely than not that this portion of the deferred tax assets will not be realized as a result of cumulative tax losses and uncertainties of future taxable income.

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Unreviewed)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

FASB ASC Topic 260, Earnings Per Share

On January 1, 2009, FASB ASC Topic 260, Earnings Per Share  became effective, which provides that unvested share based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and should be included in the computation of basic Earnings per share using the two class method.  At September 30, 2009 the Company did not have any shares which were considered participating securities.

FASB ASC Topic 820, Fair Value Measurements and Disclosures (Accounting Standards Update No. 2009-5)

FASB ASC Topic 820 (Accounting Standards Update No. 2009-5) provides additional guidance on: a) determining when the volume and level of activity for the asset or liability has significantly decreased; b) identifying circumstances in which a transaction is not orderly; and c) understanding the fair value measurement implications of both (a) and (b).  This new guidance requires several new disclosures, including the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, in both interim and annual periods.  The Company adopted this new guidance on April 1, 2009.  Adoption of this new guidance did not have a significant impact on the Company’s financial position or results of operations.

FASB ASC Topic 320, Investments - Debt and Equity Securities

FASB ASC Topic 320 provides new guidance on the recognition and presentation of an other-than-temporary impairment (“OTTI”) and requires additional disclosures.  The recognition provisions within this new guidance apply only to our debt securities classified as available-for-sale and held-to-maturity, while the presentation and disclosure requirements within this new guidance apply to both our debt and equity securities.  An impaired debt security will be considered other-than-temporarily impaired if we have the intent to sell or it more likely than not we will be required to sell prior to recovery of the amortized cost.  In these situations the OTTI recognized in net income (loss) is equal to difference between amortized cost and fair value.  If we do not expect recovery of the entire cost basis, even if we have no intention to sell the security, it will be considered an OTTI as well.  In this situation the new guidance requires we recognize OTTI by separating the loss between the amount representing the credit loss and the amount relating to other factors.  Credit losses will be recognized in net income and losses relating to other factors will be recognized in other comprehensive income (“OCI”).  FASB ASC Topic 320 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  FASB ASC Topic 320 requires a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption with a corresponding adjustment to accumulated OCI for that portion representing losses related to factors other than credit quality.  We adopted FASB ASC Topic 320 effective April 1, 2009.  The change in accounting principle had no impact on the recorded amounts in the consolidated financial statements.  The adoption disclosure effects of this new guidance are depicted in Note 3 – Investment Securities.

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Unreviewed)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

FASB ASC Topic 825, Financial Instruments

FASB ASC Topic 825 requires disclosures about the fair value of financial instruments for interim periods of publicly traded companies as well as in annual financial statements.  Fair value information along with the significant assumptions used to estimate fair value must be disclosed.  The adoption effects of this new guidance are depicted in Note 8 – Fair Value.

FASB ASC Topic 855, Subsequent Events

New authoritative guidance under FASB ASC Topic 855, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued (i.e., complete in a form and format that complies with GAAP and approved for issuance).  However, FASB ASC Topic 855 does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions.

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

FASB ASC Topic 855 also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date - that is, whether that date represents the date the financial statements were issued or were available to be issued.

This guidance applies to both interim financial statements and annual financial statements.  FASB ASC Topic 855 is effective for interim and annual periods ending after June 15, 2009, and should be applied prospectively.  Accordingly, management has evaluated subsequent events through November 25, 2009, the date the financial statements were issued and has determined that no recognized or non-recognized subsequent events warranted inclusion or disclosure in the interim financial statements as of September 30, 2009.

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Unreviewed)

NOTE 3.  INVESTMENT SECURITIES

The following is a summary of the Company's investment in available-for-sale and held-to-maturity securities as of September 30, 2009:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale
U.S. Government agencies and corporations	$8,094,000	$138,000	$(12,000)	$8,220,000
Residential mortgage-backed securities	21,756,000	384,000	(58,000)	22,082,000
Municipal securities	4,941,000	97,000	-	5,038,000
Total securities available-for-sale	$34,791,000	$619,000	$(70,000)	$35,340,000
Held-to-maturity
U.S. Government agencies and corporations	$100,000	$-	$-	$100,000
Residential mortgage-backed securities	11,702,000	372,000	-	12,074,000
Total securities held-to-maturity	$11,802,000	$372,000	$-	$12,174,000

The Company’s investment securities as of December 31, 2008 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale
U.S. Government agencies and corporations	$3,995,000	$33,000	$-	$4,028,000
Residential mortgage-backed securities	15,250,000	76,000	(29,000)	15,297,000
Municipal securities	4,941,000	-	(169,000)	4,772,000
Total securities available-for-sale	$24,186,000	$109,000	$(198,000)	$24,097,000
Held-to-maturity
U.S. Government agencies and corporations	$100,000	$-	$-	$100,000
Residential mortgage-backed securities	19,784,000	129,000	(21,000)	19,892,000
Total securities held-to-maturity	$19,884,000	$129,000	$(21,000)	$19,992,000

The amortized cost and estimated market value of debt securities classified as available-for-sale and held-to-maturity at September 30, 2009 by contractual maturities are shown below.  Expected maturities may differ from contractual maturities for mortgage-backed securities because the mortgages underlying the securities may be called or prepaid without any penalties; therefore, these securities are not included in the maturity categories in the following maturity schedule.

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Unreviewed)

NOTE 3.  INVESTMENT SECURITIES (continued)

	September 30, 2009
	Available-for-sale		Held-to-maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Maturing within one year	$-	$-	$100,000	$100,000
Maturing after one year, but within five years	637,000	645,000	-	-
Maturing after five years, but within ten years	9,489,000	9,621,000	-	-
Maturing after ten years	2,909,000	2,992,000	-	-
Residential mortgage-backed securities	21,756,000	22,082,000	11,702,000	12,074,000
Total securities	$34,791,000	$35,340,000	$11,802,000	$12,174,000

The following table shows the gross unrealized losses and fair value of Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2009:

	Continuous Unrealized Losses		Continuous Unrealized Losses
	Existing for Less Than 12 Months		Existing for 12 Months or More
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
Available-for-sale:
U.S. Government agencies and corporations	$1,988,000	$(12,000)	$-	$-
Residential mortgage-backed securities	3,921,000	(58,000)	-	-
Municipal securities	-	-	-	-
	5,909,000	(70,000)	-	-
Held-to-maturity:
Residential mortgage-backed securities	-	-	-	-
Total temporarily impaired securities	$5,909,000	$(70,000)	$-	$-

U.S. Government and Agency Obligations.  The unrealized losses on the Company’s investments in U.S. Treasury obligations and direct obligations of U.S. government agencies were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2009.

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Unreviewed)

NOTE 3.  INVESTMENT SECURITIES (continued)

Residential Federal Agency Mortgage-Backed Securities.  The unrealized losses on the Company’s investment in federal agency mortgage-backed securities were caused by interest rate increases.  The Company purchased those investments at a discount relative to their face amount, and the contractual cash flows of those investments are guaranteed by an agency of the U.S. government.  Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2009.

NOTE 4.  EARNINGS PER SHARE

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding.  Shares issued during the period are weighted for the portion of the period that they were outstanding during the year.  The weighted average number of common shares outstanding for the nine months ended September 30, 2009 and 2008 were 5,843,362, respectively.  Diluted earnings per common share consider common share equivalents (when dilutive) outstanding during each year.  Shares issuable upon the exercise of stock options were not considered in the calculation of net loss per share for the three and nine months ended September 30, 2009 and the nine months ended September 30, 2008, as their inclusion would be anti-dilutive.  The effect for the three months ended September 30, 2008 was an additional 5,973 shares for dilution.

NOTE 5.  STOCK-BASED EMPLOYEE COMPENSATION

The Company has a stock-based employee compensation plan.  The Company records compensation expense equal to the fair value of all equity-based compensation over the vesting period of each award.  The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards.

During the nine months ended September 30, 2009, the Company did not issue any options.  During the nine months ended September 30, 2008, the Company issued 175,200 options with an exercise price range of $3.80 to $4.05, to employees and directors that vest in equal annual installments over ten years.  The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards.  For options issued in 2008, the weighted average estimated value per option was $1.60.  The fair value of options granted in 2008 was estimated at the date of the grant based on the following assumptions: risk free interest rate of 4.1%, volatility of 22-23%, expected life of 8-10 years and no expected dividend yield.  Compensation cost charged to operations for the nine months ended September 30, 2009 and 2008 was $56,000 and $40,000, respectively.

As of September 30, 2009, there was approximately $577,000 of total unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted average period of 8.3 years.  Of the 296,984 unvested options at December 31, 2008, 20,331 options vested in 2009, 8,856 options expired and 267,797 options remain unvested at September 30, 2009.

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Unreviewed)

NOTE 6.  COMMON STOCK

During the nine months of 2009 and 2008, no stock options were exercised.

During the nine months of 2009 and 2008, no cash dividends were declared or paid.

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

At September 30, 2009, management believes that the Bank is “adequately capitalized,” as defined by regulatory banking agencies.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank’s capital levels do not allow the Bank to accept brokered deposits without prior approval from regulators.  As of September 30, 2009, the Bank did not have any brokered deposits.  Further, the Bank is subject to certain interest rate restrictions that can be paid for its deposits without prior approval from regulators.

The Bank’s actual capital amounts and ratios are presented in the following tables (amounts in thousands, except percentages):

			For Capital			To Be Well
	Actual		Adequacy Purposes			Capitalized
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2009:

Total Capital (to Risk-Weighted Assets)	$27,939	9.60%	$	≥23,285	≥8.0%	$	≥29,106	≥10.0%
Tier I Capital (to Risk-Weighted Assets)	$24,263	8.34%	$	≥11,642	≥4.0%	$	≥17,464	≥ 6.0%
Tier I Capital (to Average Assets)	$24,263	6.26%	$	≥15,368	≥4.0%	$	≥19,210	≥ 5.0%

			For Capital			To Be Well
	Actual		Adequacy Purposes			Capitalized
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2008:

Total Capital (to Risk-Weighted Assets)	$32,134	10.52%	$	≥24,428	≥8.0%	$	≥30,535	≥10.0%
Tier I Capital (to Risk-Weighted Assets)	$28,258	9.25%	$	≥12,214	≥4.0%	$	≥18,321	≥ 6.0%
Tier I Capital (to Average Assets)	$28,258	7.21%	$	≥15,675	≥4.0%	$	≥19,594	≥ 5.0%

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Unreviewed)

NOTE 8.  FAIR VALUE

Effective January 1, 2008, the Company adopted FASB ASC Topic 820, Fair Value Measurement, which provides a framework for measuring fair value under generally accepted accounting principles.  FASB ASC Topic 820 applies to all financial instruments that are being measured and reported on a fair value basis.  Nonfinancial assets and nonfinancial liabilities that are recognized and disclosed at fair value on a nonrecurring basis under FASB ASC Topic 820 were delayed to fiscal years beginning after November 15, 2008.  Accordingly, effective January 1, 2009, the Company began disclosing the fair value of Other Real Estate Owned (OREO) previously deferred under the provisions of this guidance.

FASB ASC Topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  In determining fair value, the Company uses various methods including market, income and cost approaches.  Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and or the risks inherent in the inputs to the valuation technique.  These inputs can be readily observable, market corroborated, or generally unobservable.  The Company utilizes techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  Based on the observability of the inputs used in valuation techniques the Company is required to provide the following information according to the fair value hierarchy.  The fair value hierarchy ranks the quality and reliability of the information used to determine fair values.

Financial assets and liabilities carried at fair value will be classified and disclosed as follows:

    Level 1 Inputs
•	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
•
Generally, this includes debt and equity securities and derivative contracts that are traded in an active exchange market (e.g., New York Stock Exchange), as well as certain US Treasury and US Government and agency mortgage-backed securities that are highly liquid and are actively traded in over-the-counter markets.

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

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Unreviewed)

NOTE 8.  FAIR VALUE (continued)

Fair Value on a Recurring Basis

Certain assets and liabilities are measured at fair value on a recurring basis.  The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the FASB ASC Topic 820 hierarchy (as described above) as of the dates listed.

September 30, 2009	Level 1	Level 2	Level 3	Total
Financial Assets
Investment securities available-for-sale
U.S. Government agencies and corporations	$-	$8,220,000	$-	$8,220,000
Mortgage-backed securities	$-	$22,082,000	$-	$22,082,000
Municipal securities	$-	$5,038,000	$-	$5,038,000

December 31, 2008	Level 1	Level 2	Level 3	Total
Financial Assets
Investment securities available-for-sale
U.S. Government agencies and Corporations	$-	$4,028,000	$-	$4,028,000
Mortgage-backed securities	$-	$15,297,000	$-	$15,297,000
Municipal securities	$-	$4,772,000	$-	$4,772,000

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

Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is impairment).  The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the FASB ASC Topic 820 hierarchy (as described above) as of the dates listed.

September 30, 2009	Level 1	Level 2	Level 3	Total
Financial Assets
Impaired loans	$-	$-	$25,475,000	$25,475,000

December 31, 2008	Level 1	Level 2	Level 3	Total
Financial Assets
Impaired loans	$-	$-	$14,892,000	$14,892,000

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Unreviewed)

NOTE 8.  FAIR VALUE (continued)

September 30, 2009	Level 1	Level 2	Level 3	Total
Non-Financial Assets
Other real estate owned	$-	$-	$1,786,000	$1,786,000

Impaired Loans

The fair value of impaired loans is based on the loan’s fair value of the collateral for collateral dependent loans.  The valuation allowance for impaired loans is included in the allowance for loan losses in the consolidated balance sheets.  The valuation allowance for impaired loans at September 30, 2009 was $405,000.  During the nine months ended September 30, 2009, the valuation allowance for impaired loans decreased $2,397,000 from $2,802,000 at December 31, 2008 as a result of loans being collected or charged off in full or in part.

Other Real Estate Owned

Other real estate owned (OREO) fair value was determined using appraisals which may be discounted based on management’s review and changes in market conditions (Level 3).

Fair Value of Financial Instruments (FASB ASC Topic 825 Disclosure)

FASB ASC Topic 825, Disclosures About Fair Value of Financial Instruments, requires the disclosure of the estimated fair value of financial instruments, including those financial instruments for which the Company did not elect the fair value option.  The methodology for estimating the fair value of financial assets and liabilities that are measured on a recurring or nonrecurring basis are discussed above.

The following methods and assumptions were used to estimate the fair value under FASB ASC Topic 825 of each class of financial instruments not previously discussed.

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

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Unreviewed)

NOTE 8.  FAIR VALUE (continued)

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

Estimated Fair Values:  The estimated fair values of the Company’s material financial instruments as of September 30, 2009 are as follows:

	Carrying Value	Fair Value
Financial Assets:
Cash and due from banks	$9,071,000	$9,071,000
Federal funds sold	$19,498,000	$19,498,000
Investment securities, held-to-maturity	$11,802,000	$12,174,000
Investment securities, available-for-sale	$35,340,000	$35,340,000
Restricted stock	$2,014,000	$2,014,000
Loans, net of allowance for loan losses	$290,232,000	$289,719,000
Accrued interest receivable	$1,379,000	$1,379,000
Financial Liabilities:
Noninterest-bearing demand deposits	$31,367,000	$31,367,000
Interest-bearing deposits	$311,836,000	$306,102,000
Borrowed funds	$21,436,000	$18,434,000
Accrued interest payable	$547,000	$547,000

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Unreviewed)

NOTE 8.  FAIR VALUE (continued)

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

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Unreviewed)

NOTE 9.  LOANS

The composition of net loans as of September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009	December 31, 2008
Commercial, Financial and Agricultural	$30,496,000	$32,115,000
Real Estate - Construction	46,499,000	68,278,000
Real Estate – Mortgage	165,049,000	147,435,000
Installment loans to individuals	49,865,000	53,827,000
Lease Financing	5,641,000	4,636,000
Unrealized Loan Fees	(636,000)	(665,000)
Total loans	296,914,000	305,626,000
Less: allowance for loan losses	(6,682,000)	(8,531,000)
Net loans	$290,232,000	$297,095,000

Summaries of information pertaining to impaired and nonaccrual loans are as follows:

	September 30, 2009	December 31, 2008
Impaired loans without a valuation allowance	$25,104,000	$5,813,000
Impaired loans with a valuation allowance	776,000	11,881,000
Total impaired loans including troubled debt restructurings	25,880,000	17,694,000
Valuation allowance related to impaired loans	405,000	2,802,000
Average investment in impaired loans	21,876,000	10,348,000
Total non-accrual loans (included in impaired loans)	14,056,000	9,898,000

Impaired loans without a valuation allowance increased $19.3 million since December 31, 2008 as a result of the Company designating new loans as impaired where the current appraisal supports the full amount of the loans, where the Company charged off or partially charged off $3.4 million during the nine months ended September 30, 2009, based upon current appraisals obtained by the Company or, serving as a proxy, a 40% reduction in appraised value on older appraisals.

NOTE 10.  ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is calculated under FASB ASC Topic 310, Receivables and FASB ASC Topic 450, Contingencies.  Nonperforming and impaired loans are evaluated under FASB ASC Topic 310 using either the fair value of collateral or present value of future cash flow methods.  The Company evaluates all nonperforming and impaired loans using the fair value of collateral method since all non-performing and impaired loans are collateralized by real estate.  When a loan is evaluated using this method, a new appraisal of the primary and or secondary collateral is obtained and compared to the outstanding balance of the loans.  A specific reserve is added to the allowance for loan losses if a collateral shortfall exists.  On December 31, 2008, the amount of the specific reserve was $2,802,000 which was included in the total allowance for loan losses of $8,531,000.  During the nine months ended September 30, 2009, the Company charged off loans or portions of loans totaling $3,439,000 from the allowance for loan losses, made a provision of $1,465,000, including changes in qualitative factors, and had recoveries of $125,000, resulting in an allowance for loan losses balance of $6,682,000.

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Unreviewed)

NOTE 10.  ALLOWANCE FOR LOAN LOSSES (continued)

The following table shows changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category and additions to the allowance that have been charged to expenses for the periods presented.

	For the three months ended September 30,
	2009	2008
Balance at beginning of period	$7,041,000	$2,974,000
Charge-offs:
Commercial, Financial, Agricultural	-	-
Real Estate – Construction	(1,504,000)	-
Real Estate – Mortgage	(32,000)	(17,000)
Consumer Installment loans	(19,000)	(48,000)
Lease Financing	-	-
	(1,555,000)	(65,000)
Recoveries:
Commercial, Financial, Agricultural	60,000	-
Real Estate – Construction	36,000	-
Real Estate – Mortgage	-	1,000
Consumer Installment loans	25,000	-
Lease Financing	-	-
	121,000	1,000
Net recoveries (charge-offs)	(1,434,000)	(64,000)
Provision for loan loss	1,075,000	105,000
Balance at end of period	$6,682,000	$3,015,000

Average loans outstanding (1)	$296,464,000	$301,035,000

Net charge-offs as a percentage of average loans (2)	1.92%	0.08%

(1) Includes loans held for sale and non-accruing loans
(2) Annualized

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Unreviewed)

NOTE 10.  ALLOWANCE FOR LOAN LOSSES (continued)

	For the nine months ended September 30,
	2009	2008
Balance at beginning of period	$8,531,000	$2,891,000
Charge-offs:
Commercial, Financial, Agricultural	(238,000)	(32,000)
Real Estate – Construction	(2,939,000)	-
Real Estate – Mortgage	(182,000)	(238,000)
Consumer Installment loans	(80,000)	(124,000)
Lease Financing	-	-
	(3,439,000)	(394,000)
Recoveries:
Commercial, Financial, Agricultural	61,000	2,000
Real Estate – Construction	36,000	-
Real Estate – Mortgage	1,000	3,000
Consumer Installment loans	27,000	8,000
Lease Financing	-	-
	125,000	13,000
Net charge-offs	(3,314,000)	(381,000)
Provision for loan loss	1,465,000	505,000
Balance at end of period	$6,682,000	$3,015,000

Average loans outstanding (1)	$302,571,000	$308,421,000

Net charge-offs as a percentage of average loans (2)	1.46%	0.17%

(1) Includes loans held for sale and non-accruing loans
(2) Annualized

The charge offs as of September 30, 2009, were a result of the Company analyzing its impaired loans with collateral deficiencies and charging off portions of loans not covered by the Company’s collateral as a result of new real estate appraisals obtained.  Even though a portion of individual loans were charged off, management will continue to obtain and convert the collateral and pursue the borrower(s) for full collection of the entire loan, including the partial charge off amount.

As noted in Note 1 above, the FRB may require the Company to restate its financial statements for the quarter ended June 30, 2009 as a result of the FRB’s analysis of the Company’s allowance for loan losses.  The FRB has orally and preliminarily indicated that it believes that the Company’s allowance for loan losses as of June 30, 2009 was understated in the approximate amount of $4.5 to $6.0 million.  Such an increase to the allowance for loan losses could be material to the Company.  The examination report of the FRB has not, however, been issued.

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

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and Unreviewed)

NOTE 11.  OTHER COMPREHENSIVE INCOME (LOSS) (continued)

The components of other comprehensive income (loss) and related tax effects for the nine months ended September 30, 2009 and 2008 are as follows:

	For the three months ended September 30, 2009	For the three months ended September 30, 2008	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008
Unrealized holding gains (losses) on available-for-sale securities	$550,000	$(85,000)	$643,000	$(38,000)
Reclassification adjustment for gains realized in income	-	-	(5,000)	(95,000)
Net unrealized gains (losses)	550,000	(85,000)	638,000	(133,000)
Tax effect	(220,000)	34,000	(255,000)	53,000
Net-of-tax amount	$330,000	$(51,000)	$383,000	$(80,000)

NOTE 12.  WRITTEN AGREEMENT

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
(Unaudited and Unreviewed)

NOTE 12.  WRITTEN AGREEMENT (continued)

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

These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, which are subject to change based on various important factors (some of which are beyond the Company’s control).  The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; the effect that maintaining regulatory capital requirements could have on the growth of the Company; inflation; changes in prevailing short term and long term interest rates; national and global liquidity of the banking system; changes in loan portfolio quality; adequacy of loan loss reserves; changes in the rate of deposit withdrawals; changes in the volume of loan refinancings; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance), including the increase in the cost of FDIC insurance; technological changes; changes in consumer spending and saving habits; findings of the Bank’s recent examination by the FRB; changes in the local competitive landscape, including the acquisition of local and regional banks in the Company’s geographic marketplace; possible impairment of intangible assets, specifically core deposit premium from the Company’s acquisition of Farnsworth; the ability of our borrowers to repay their loans; the uncertain credit environment in which the Company operates; the ability of the Company to manage the risk in its loan and investment portfolios; the ability of the Company to reduce noninterest expenses and increase net interest income, its growth, results of possible collateral collections and subsequent sales; and the success of the Company at managing the risks resulting from these factors.

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

Consolidated Results of Operations
Three Months Ended September 30, 2009 and 2008
(Unaudited and Unreviewed)

The following discussion compares the results of operations for the three months ended September 30, 2009 (unaudited and unreviewed) to the results of operations for the three months ended September 30, 2008 (unaudited and unreviewed).  This discussion should be read in conjunction with the accompanying financial statements (unaudited and unreviewed) and related notes, as well as statistical information included in this Form 10-Q.

Net Loss. For the three months ended September 30, 2009, the net loss totaled $4,510,000, compared to net income of $79,000 for the three months ended September 30, 2008.  Decreased earnings for the three months ended September 30, 2009 were attributable primarily to management’s determination that there was a need for a valuation allowance of $3,477,000 on the Company’s deferred tax assets, a decrease in net interest income after provision for loan losses of $1,451,000, a decrease in noninterest income of $106,000 and an increase in noninterest expenses of $237,000.  Basic and diluted income (loss) per share for the three months ended September 30, 2009 and 2008 totaled ($0.77) and $0.01, respectively.

Net Interest Income. Net interest income for the three months ended September 30, 2009 totaled $2,862,000, a decrease of 14.4% from $3,343,000 for the three months ended September 30, 2008.  This decrease is primarily as a result of a decrease in the net interest margin, from 4.00% for the three months ended September 30, 2008 to 3.24% for the three months ended September 30, 2009, or $626,000, including lost interest income on nonaccrual loans of approximately $152,000, partially offset by an increase in interest earning assets of $145,000 in 2009.

Interest income decreased by $700,000 for the three months ended September 30, 2009 from the same period in 2008, attributable to a 122 basis point decrease in the yield on average earning assets from 6.61% in 2008 to 5.39% in 2009, partially offset by an increase in average interest earning assets of $17.8 million.  Average interest earning loans outstanding decreased by $12.8 million while average investment securities increased $20.0 million and due from banks and federal funds sold increased $10.6 million.  The decrease in average interest earning loans outstanding is attributable primarily to an increase in average nonaccrual loans of $7.5 million, an increase in repossessed property of $1.6 million and normal monthly payments and/or payoffs, while the increase in average investment securities and federal funds sold was attributable to management’s efforts to decrease the Bank’s general level of risk on the balance sheet.  Interest expense decreased by $219,000 from the same time period in 2008.  Average interest-bearing liabilities increased by $35.4 million, which was attributable to an increase in borrowed funds of $12.3 million in an effort to increase the Bank’s net interest income by borrowing at a lower cost and investing in higher yielding assets and an increase in interest bearing deposits.  The average rate paid on interest-bearing liabilities decreased to 2.28% for the three months ended September 30, 2009 from 2.85% for the same period of 2008.

Provision for Loan Losses. Provision for loan losses was $1,075,000 and $105,000 for the three months ended September 30, 2009 and 2008.

Noninterest Income.  Noninterest income decreased $106,000, or 37.5%, for the three months ended September 30, 2009 to $177,000 compared to $283,000 for the same period of 2008, primarily as a result of decreased prepayment penalties for early loan payoffs of $61,000, a decrease in late charges of $16,000, and a decrease in miscellaneous fees of $10,000.

Noninterest Expenses.  For the three months ended September 30, 2009, noninterest expenses increased by $236,000, or 7.0%, to $3,618,000, compared to $3,382,000 for the same period of 2008, primarily as a result of an increase in FDIC insurance of $281,000 and an increase in loan workout and repossessed property expenses of $128,000, which were partially offset by decreases in personnel costs of $139,000, reflecting the effect of staff and benefit reductions, including as a result of the closure of one of our branch locations in November 2008.

Income Taxes.  We recorded income tax expense of $2,856,000 on loss before taxes of $1,654,000 for the three months ended September 30, 2009.  During this quarter, management determined that there was a need for a valuation allowance of $3,477,000 on the Company’s deferred tax assets.  Based on forecasts of the Company’s future profitability, management concluded full recognition of these tax assets was unlikely because it is more likely than not that this portion of the deferred tax assets will not be realized as a result of cumulative tax losses and uncertainties of future taxable income.  During the three months ended September 30, 2008, we recorded an income tax expense of $60,000 on income before taxes of $139,000, resulting in an effective tax rate of 43.2% for the 2008 period.

Consolidated Results of Operations
Nine Months Ended September 30, 2009 and 2008
(Unaudited and Unreviewed)

The following discussion compares the results of operations for the nine months ended September 30, 2009 (unaudited and unreviewed) to the results of operations for the nine months ended September 30, 2008 (unaudited and unreviewed).  This discussion should be read in conjunction with the accompanying financial statements (unaudited and unreviewed) and related notes, as well as statistical information included in this Form 10-Q.

Net Loss. For the nine months ended September 30, 2009, the net loss totaled $5,905,000, compared to net loss of $405,000 for the nine months ended September 30, 2008.  Decreased earnings for the nine months ended September 30, 2009 were attributable primarily to management’s determination that there was a need for a valuation allowance of $3,477,000 on the Company’s deferred tax assets, a decrease in net interest income after provision for loan losses of $2,612,000, a decrease in noninterest income of $213,000 and an increase in noninterest expenses of $435,000.  Basic and diluted loss per share for the nine months ended September 30, 2009 and 2008 totaled $1.01 and $0.07, respectively.

Net Interest Income. Net interest income for the nine months ended September 30, 2009 totaled $8,024,000, a decrease of 17.1% from $9,676,000 for the nine months ended September 30, 2008.  This decrease is primarily as a result of a decrease in the net interest margin, from 3.74% for the nine months ended September 30, 2008 to 3.04% for the nine months ended September 30, 2009, or $1,837,000, including lost interest income on nonaccrual loans of approximately $457,000, partially offset by an increase in interest earning assets of $185,000 in 2009.

Interest income decreased by $2,827,000 for the nine months ended September 30, 2009 from the same period in 2008, attributable to a 122 basis point decrease in the yield on average earning assets from 6.62% in 2008 to 5.40% in 2009, partially offset by an increase in average interest earning assets of $8.1 million.  Average interest earning loans outstanding decreased by $13.0 million while average investment securities increased $14.5 million and due from banks and federal funds sold increased $6.6 million.  The decrease in average interest earning loans outstanding is attributable primarily to an increase in average nonaccrual loans of $7.1 million, an increase in repossessed property of $1.5 million and normal monthly payments and/or payoffs, while the increase in average investment securities and federal funds sold was attributable to management’s efforts to decrease the Bank’s general level of risk on the balance sheet.  Interest expense decreased by $1.2 million from the same time period in 2008.  Average interest-bearing liabilities increased by $23.7 million, which was attributable to an increase in borrowed funds in an effort to increase the Bank’s net interest income by borrowing at a lower cost and investing in higher yielding assets and an increase in interest bearing deposits.  The average rate paid on interest-bearing liabilities decreased to 2.52% for the nine months ended September 30, 2009 from 3.22% for the same period of 2008.

Provision for Loan Losses. Provision for loan losses was $1,465,000 and $505,000 for the nine months ended September 30, 2009 and 2008.

Noninterest Income.  Noninterest income decreased $213,000, or 26.8%, for the nine months ended September 30, 2009 to $582,000 compared to $795,000 for the same period of 2008, primarily as a result of a decrease in gains on sales of available-for-sale securities and fixed assets of $95,000, a decrease in prepayment penalties on early loan payoffs of $27,000, a decrease in mortgage origination revenue of $13,000, a decrease in late charges of $11,000 in 2009, and a one time fee of $30,000 for the sale of branch rights in 2008.

Noninterest Expenses.  For the nine months ended September 30, 2009, noninterest expenses increased by $435,000, or 4.1%, to $11,023,000, compared to $10,588,000 for the same period of 2008.  Increases in FDIC insurance of $587,000, including a one time special assessment of $183,000, in loan workout and repossessed property expenses of $431,000, a partial write down on the Company’s former Gaither Road office of $82,000 and losses on sales of or partial write downs on repossessed property of $77,000, were partially offset by decreases in personnel costs of $736,000, reflecting bonuses expensed in 2008 and the effect of staff and benefit reductions, including as a result of the closure of one our branch locations in November 2008.

Income Taxes.  We recorded income tax expense of $2,023,000 on loss before taxes of $3,882,000 for the nine months ended September 30, 2009.  During the quarter ended September 30, 2009, management determined that there was a need for a valuation allowance of $3,477,000 on the Company’s deferred tax assets.  Based on forecasts of the Company’s future profitability, management concluded full recognition of these tax assets was unlikely because it is more likely than not that this portion of the deferred tax assets will not be realized as a result of cumulative tax losses and uncertainties of future taxable income.  During the nine months ended September 30, 2008, we recorded an income tax benefit of $217,000 on loss before taxes of $622,000, resulting in an effective tax rate of 34.9% for the 2008 period.

Consolidated Financial Condition
At September 30, 2009 and December 31, 2008
(Unaudited and Unreviewed for 2009)

The following discussion compares the financial condition at September 30, 2009 (unaudited and unreviewed) to the financial condition at December 31, 2008.  This discussion should be read in conjunction with the accompanying financial statements (unaudited and unreviewed) and related notes as well as statistical information included in this Form 10-Q.

Total Assets. Total assets increased $8.8 million, or 2.3%, to $387.9 million at September 30, 2009, compared to $379.1 million at December 31, 2008.  This was due to management’s efforts to increase the Bank’s net interest margin and liquidity.

Loans. Loans outstanding decreased $8.7 million, or 2.9%.  The decrease in loans was due primarily to normal contractual loan payments and/or payoffs in the loan portfolio and a decrease in originations of residential mortgage construction loans.

Allowance for Loan Losses.  The allowance for loan losses was $6.7 million at September 30, 2009 as compared to $8.5 million at December 31, 2008.  This decline was due primarily to the charging off of certain loans that were impaired.  The ratio of the allowance for loan losses to total loans was 2.3% and 2.8% at September 30, 2009 and December 31, 2008, respectively.  The Company’s management has considered nonperforming assets and other assets of concern in establishing the allowance for loan losses.  The Company continues to monitor its allowance for possible loan losses and will make future additions or reductions in light of the level of loans in its portfolio and as economic conditions dictate.

The table below recaps loans accruing but past due 90 days or more, non-accrual loans, OREO (Other Real Estate Owned), and troubled debt restructurings as of the dates listed.

	September 30, 2009	December 31, 2008
Restructured loans:
Real Estate – Construction	$1,012,000	$642,000
Real Estate – Mortgage	4,039,000	-
Total restructured loans	5,051,000	642,000
Loans accruing, but past due 90 days or more:
Commercial, Financial and Agricultural	75,000	92,000
Real Estate – Construction	2,006,000	2,360,000
Real Estate – Mortgage	454,000	178,000
Consumer Installment loans	41,000	77,000
Total loans accruing, but past due 90 days or more	2,576,000	2,707,000
Nonaccrual Loans:
Commercial, Financial and Agricultural	245,000	-
Real Estate – Construction	12,523,000	9,840,000
Real Estate – Mortgage	1,288,000	55,000
Total nonaccrual loans	14,056,000	9,895,000
Total nonperforming loans	21,683,000	13,244,000
Other Real Estate Owned	1,786,000	923,000
Total nonperforming assets	$23,469,000	$14,167,000
Non-performing loans/Total loans (1)	7.30%	4.33%
Non-performing assets/Total assets	6.05%	3.74%
Allowance for loan losses/Total non-performing loans	30.82%	64.41%
(1) Includes loans held for sale.

During 2009, to conform to bank regulatory reporting requirements and general practices within the banking industry for impaired collateral dependent loans where repayment is expected solely from the underlying collateral, we reduced the carrying value through a partial charge-off of certain loans as shown in the table below:

Real Estate:	Loan Balance	Direct charge- off	Adjusted Loan Balance	% Charged- off
Construction	$14,748,000	$2,941,000	$11,807,000	19.94%
Mortgage	182,000	182,000	-	100.00
	$14,930,000	$3,123,000	$11,807,000	20.92%

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

The allowance for loan losses is calculated under FASB ASC Topic 310 and FASB ASC Topic 450.  Non-performing and impaired loans are evaluated under FASB ASC Topic 310, using either the fair value of collateral or present value of future cash flows method.  In our case, all non-performing and impaired loans are evaluated using the fair value of collateral method since all the non-performing and impaired loans are collateralized by real estate.  When a loan is evaluated using this method, a new appraisal(s) of the primary and secondary collateral is obtained and compared to the outstanding balance of the loan.  A specific reserve is added to the allowance for loan losses, if a collateral shortfall exists.

The Company had $14.1 million and $9.9 million, respectively, in loans on nonaccrual status at September 30, 2009 and December 31, 2008.  This increase is the result of 30 loans that the Company placed on nonaccrual status during the first nine months of 2009, less 4 that were transferred to other real estate owned, less 2 that were paid in full, less 1 that was sold.  Of the 30 loans that were placed on nonaccrual status during the first nine months of 2009, 15 were deemed impaired as of December 31, 2008 and no additional valuation reserve was needed for these loans during the first nine months of 2009.  The remaining 15 were classified impaired and put on nonaccrual status during the first nine months of 2009, and required $319,000 in valuation reserves.  Impaired loans increased by $8.2 million, or 46%, between December 31, 2008 and September 30, 2009; however, as a result of the charge offs or partial charge offs, the valuation reserve decreased by $2,397,000, or 86%.

The Company utilizes a risk rating system on all unimpaired loans which takes into account loans with similar characteristics and historical loss experience related to each group.  In addition, qualitative adjustments are made for levels and trends in delinquencies and nonaccruals, downturns in specific industries, changes in credit policy, experience and ability of staff, national and local economic conditions, and concentrations of credit within the portfolio.  The total loans outstanding in each group of loans with similar characteristics is multiplied by the sum of the historical loss factors and the qualitative factors (for that group), to produce the allowance for the unimpaired loan loss balance required.

Unimpaired commercial real estate loans analyzed decreased $27.0 million, or 20%, between December 31, 2008 and September 30, 2009 due to payments and payoffs and loans characterized as impaired.  Unimpaired spot lot construction loans, a component type within the real estate - construction portfolio, had their qualitative adjustment factors increased an average of 88% due to the risk present in this portfolio segment and the increasing historical charge off qualitative factor.  As a result of the above mentioned activity during the first nine months of 2009, management concluded that a provision for loan losses of $1,465,000 was needed during the first nine months of 2009.

Deposits.  Deposits totaled $343.2 million at September 30, 2009, increasing $14.6 million, or 4.4%, from the December 31, 2008 balance of $328.6 million.  The increase in deposits resulted primarily from management’s efforts to increase the bank’s net interest margin and liquidity.

Federal Home Loan Bank Advances and Other Borrowings. Federal Home Loan Bank advances and other borrowings totaled $21.4 and $22.2 million at September 30, 2009 and December 31, 2008, respectively.

Shareholders’ Equity.  Shareholders’ equity decreased by $5.5 million, or 20.2%, mainly as a result of our net loss, partially offset by a decrease in other comprehensive loss.

Comparative Average Balances, Interest and Yields:

	Three Months Ended
	September 30, 2009			September 30, 2008
	Average Balance	Interest Income/Expense	Annual Yield/Cost	Average Balance	Interest Income/Expense	Annual Yield/Cost
Assets
Loans, net (1)	$285,952,000	$4,294,000	5.96%	$298,773,000	$5,125,000	6.90%
Investment securities (2)	49,003,000	465,000	3.77	28,955,000	318,000	4.41
Due from banks and Federal funds sold	15,435,000	5,000	0.12	4,852,000	21,000	1.72
Total interest-earning assets	350,390,000	4,764,000	5.39	332,580,000	5,464,000	6.61

Allowance for loan losses	(8,370,000)			(3,006,000)
Other assets	48,972,000			48,636,000
Total assets	$390,992,000			$378,210,000

Liabilities and shareholders’ equity
Time deposits	$200,451,000	$1,407,000	2.79%	$181,059,000	1,636,000	3.59%
NOW/MMDA/savings accounts	108,937,000	225,000	0.64	105,213,000	349,000	1.32
Borrowed funds	22,121,000	270,000	4.83	9,821,000	136,000	5.48
Total interest-bearing liabilities	331,509,000	1,902,000	2.28	296,093,000	2,121,000	2.85

Noninterest-bearing demand deposits	33,175,000			37,971,000
Other liabilities	638,000			1,430,000
Shareholders’ equity	25,670,000			42,716,000
Total liabilities and shareholders’ equity	$390,992,000			$378,210,000

Net interest income		$2,862,000			$3,343,000

Interest rate spread (3)			3.11%			3.76%

Net interest margin (4)			3.24%			4.00%

	Nine Months Ended
	September 30, 2009			September 30, 2008
	Average Balance	Interest Income/Expense	Annual Yield/Cost	Average Balance	Interest Income/Expense	Annual Yield/Cost
Assets
Loans, net (1)	$288,230,000	$12,799,000	5.94%	$301,245,000	$15,839,000	7.02%
Investment securities (2)	48,930,000	1,450,000	4.47	34,412,000	1,093,000	4.24
Due from banks and Federal funds sold	16,122,000	17,000	0.14	9,479,000	161,000	2.27
Total interest-earning assets	353,282,000	14,266,000	5.40	345,136,000	17,093,000	6.62

Allowance for loan losses	(7,951,000)			(2,866,000)
Other assets	46,614,000			48,393,000
Total assets	$391,945,000			$390,663,000

Liabilities and shareholders’ equity
Time deposits	$201,309,000	$4,743,000	3.15%	$194,283,000	5,926,000	4.07%
NOW/MMDA/savings accounts	107,584,000	699,000	0.87	103,211,000	1,068,000	1.38
Borrowed funds	22,215,000	800,000	4.81	9,882,000	423,000	5.72
Total interest-bearing liabilities	331,108,000	6,242,000	2.52	307,376,000	7,417,000	3.22

Noninterest-bearing demand deposits	33,333,000			38,422,000
Other liabilities	1,143,000			1,856,000
Shareholders’ equity	26,361,000			43,009,000
Total liabilities and shareholders’ equity	$391,945,000			$390,663,000

Net interest income		$8,024,000			$9,676,000

Interest rate spread (3)			2.88%			3.40%

Net interest margin (4)			3.04%			3.74%
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

Liquidity

Liquidity describes our ability to meet the financial obligations that arise out of the ordinary course of business.  Liquidity addresses the Company’s ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund current and planned expenditures.  Liquidity is derived from loan and investment securities repayments and income from interest-earning assets.  Our loan to deposit ratio was 86.5% and 93.0% at September 30, 2009 and December 31, 2008, respectively.

The Company seeks to rely primarily on core deposits from customers to provide stable and cost-effective sources of funding to support growth.  The Company also seeks to augment such deposits with longer term and higher yielding certificates of deposit.  To the extent that retail deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds market.  As of September 30, 2009, the Company maintained lines of credit with correspondent banks of $39.2 million.  Longer term funding requirements can be satisfied through advances from the Federal Home Loan Bank.

As of September 30, 2009, the Company’s investment securities portfolio included $33.5 million of mortgage-backed securities that provide significant cash flow each month.  The majority of the investment portfolio is classified as available-for-sale, is readily marketable, and is available to meet liquidity needs.  The Company’s residential real estate portfolio includes loans, which are underwritten to secondary market criteria, and provide an additional source of liquidity.

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

At September 30, 2009, management believes that the Bank is “adequately capitalized,” as defined by regulatory banking agencies.  The Company’s long term goal is to ensure that the Bank is “well capitalized” under the applicable regulatory standards.  To assist in this goal, the Company issued $6.0 million of trust preferred securities (the “Securities”) on May 1, 2007.  The Securities bear interest at 6.744% for the first five years.  Subsequently, the interest rate will be adjusted quarterly based on a three month LIBOR rate plus 1.70%.  The Securities are callable by the Company after five years with a final maturity of May 1, 2037.  The Company contributed $4.5 million of the proceeds of the Securities to the capital of the Bank as Tier I capital.  If the Company determines that there is a need to preserve capital or improve liquidity, the ability exists to defer interest payments for a maximum of five years.  During the second and third quarters of 2009, the Company elected to defer the interest payments due.  Further, pursuant to the terms of the Agreement with the Regulators, the Company will not make any interest payments in the future without prior approval from the Regulators.

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

As of September 30, 2009, commitments to extend credit and unused lines of credit amounted to approximately $35.8 million and standby letters of credit were approximately $4.2 million.  See Note 8 to the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for additional information regarding the Bank’s long-term lease obligations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2009, management of the Company, under the supervision and with the participation the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as contemplated by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009, in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

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

STERLING BANKS, INC.

Date: November 25, 2009	By: /s/ Robert H. King
Robert H. King
President and Chief Executive Officer

Date: November 25, 2009	By: /s/ R. Scott Horner
R. Scott Horner
Executive Vice President and Chief
Financial Officer