Form 10-Q/A
period 2009-06-30
Sterling Banks, Inc.
filed 2010-03-08
CIK 1358697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No.1)

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

FORM 10-Q/A

FOR THE QUARTER ENDED JUNE 30, 2009
(Amendment No. 1)

EXHIBITS

Exhibit 31.1 Certification of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley
Act of 2002.
Exhibit 31.2 Certification of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley
Act of 2002.
Exhibit 32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to
         18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

EXPLANATORY NOTE

Sterling Banks, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10−Q for the quarter ended June 30, 2009, originally filed with the Securities and Exchange Commission (the “SEC”) on August 19, 2009 (the “Original Filing”), to amend and restate the Company’s unaudited consolidated financial statements as of and for the three and six months ended June 30, 2009.

The allowance for loan losses and provision for loan losses were increased from amounts previously reported to reflect changes to the qualitative reserve factors under Financial Accounting Standards ("FAS") No. 5 and impairment amounts under FAS 114 that the Company’s wholly owned subsidiary, Sterling Bank (the “Bank”), utilized in calculating its allowance for loan losses as of June 30, 2009.  The adjustment in the qualitative reserve factors and impaired amounts reflected second quarter trends in delinquent, classified and non-performing loans in the Bank’s loan portfolio, which were raised as part of the Bank’s recent regulatory examination by the Federal Reserve Bank of Philadelphia (the “FRB”) as was concluded by the issuance of a Report of Examination dated November 30, 2009.  This regulatory examination was on-going at the time the Original Filing was filed with the SEC and this issue was raised after the Original Filing was filed with the SEC.  As a result, the Company concluded that the allowance for loan losses as of June 30, 2009 should be increased by $5.0 million and determined to establish a valuation allowance for deferred tax assets of $5.6 million.  The decision to restate the second quarter financial statements was approved by the Board of Directors of Sterling Banks, Inc. on January 14, 2010.

As a result of the changes noted above, the Bank’s June 30, 2009 capital ratios have declined below the level considered “well capitalized” and the Bank is now considered “adequately capitalized” by established regulatory standards.

The Company also reassessed the effectiveness of the disclosure controls and procedures and of the design and operations of its internal controls over financial reporting.  Based on that evaluation and due to the restatement of the unaudited consolidated financial statements as of and for the three and six months ended June 30, 2009, the Company concluded that its internal controls over financial reporting were not effective as of June 30, 2009.  The Company’s conclusion was primarily related to the Company’s review and reassessment of management’s policies and procedures for the monitoring and timely evaluation of and revision to management’s approach for assessing credit risk inherent in the loan portfolio to reflect changes in the economic environment.

The information in this Amendment has been updated to give effect to the restatement.  The Company has not modified nor updated the information in the Original Filing, except as necessary to reflect the effects of the restatement described above.  This Amendment continues to speak as of the dates described herein, and the Company has not updated the disclosures contained in the Original Filing to reflect any events that occurred subsequent to such dates.  Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the Original Filing.  Accordingly, this Amendment should be read in conjunction with the Company’s subsequent filings with the SEC, as information in such filings may update or supersede certain information contained in this Amendment.

Based on the foregoing, only the following items have been amended:
· Part I – Financial Information:
· Item 1 – Financial Statements
· Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
· Item 3 – Quantitative and Qualitative Disclosures About Market Risk
· Item 4T – Controls and Procedures

For the convenience of the reader, this Form 10−Q/A sets forth the initial Form 10-Q in its entirety, although the Company is only amending those portions affected by the restatement described above.

In addition, as required by Rule 12b−15 under the Securities Exchange Act of 1934, as amended, new, currently-dated certifications of our principal executive officer and principal financial officer are filed herewith as Exhibits 31.1, 31.2, and 32.

Part I.                                Financial Information

Item 1.                                Financial Statements

STERLING BANKS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2009 AND DECEMBER 31, 2008

	June 30, 2009 (Unaudited and Restated) (See Note 2)	December 31, 2008
ASSETS
Cash and cash due from banks	$9,372,000	$13,054,000
Federal funds sold	15,629,000	472,000
Cash and cash equivalents	25,001,000	13,526,000

Investment securities held-to-maturity, at cost (fair value of $14,478,000 at June 30, 2009 and $19,992,000 at December 31, 2008)	14,224,000	19,884,000
Investment securities available-for-sale, at fair value	34,466,000	24,097,000
Total investment securities	48,690,000	43,981,000

Restricted stock, at cost	2,087,000	2,448,000

Loans held for sale	-	2,000

Loans	301,029,000	305,626,000
Less: allowance for loan losses	(12,041,000)	(8,531,000)
Total net loans	288,988,000	297,095,000

Core deposit intangible asset, net	2,176,000	2,374,000
Bank premises and equipment, net	8,357,000	8,526,000
Branch Property Held for Sale	505,000	596,000
Accrued interest receivable and other assets	8,050,000	10,557,000

Total assets	$383,854,000	$379,105,000

See Notes to Consolidated Financial Statements

STERLING BANKS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2009 AND DECEMBER 31, 2008

	June 30, 2009 (Unaudited and Restated) (See Note 2)	December 31, 2008
LIABILITIES Deposits
Noninterest-bearing	$33,604,000	$35,873,000
Interest-bearing	309,345,000	292,721,000
Total deposits	342,949,000	328,594,000

Federal Home Loan Bank advances	16,000,000	16,000,000
Subordinated debentures	6,186,000	6,186,000
Accrued interest payable and other accrued liabilities	1,647,000	1,204,000

Total liabilities	366,782,000	351,984,000

COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $2 par value, 15,000,000 shares authorized; 5,843,362 issued and outstanding at June 30, 2009 and December 31, 2008	11,687,000	11,687,000
Additional paid-in capital	29,804,000	29,767,000
Accumulated deficit	(24,418,000)	(14,279,000)
Accumulated other comprehensive loss	(1,000)	(54,000)
Total shareholders' equity	17,072,000	27,121,000
Total liabilities and shareholders' equity	$383,854,000	$379,105,000

See Notes to Consolidated Financial Statements

STERLING BANKS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	For the three months ended June 30, 2009	For the three months ended June 30, 2008	For the six months ended June 30, 2009	For the six months ended June 30, 2008
	(Restated)		(Restated)
	(See Note 2)		(See Note 2)
INTEREST INCOME
Interest and fees on loans	$4,294,000	$5,204,000	$8,505,000	$10,714,000
Interest and dividends on securities	491,000	314,000	985,000	775,000
Interest on due from banks and federal funds sold	6,000	76,000	12,000	140,000
Total interest and dividend income	4,791,000	5,594,000	9,502,000	11,629,000

INTEREST EXPENSE
Interest on deposits	1,858,000	2,267,000	3,810,000	5,009,000
Interest on Federal Home Loan Bank advances and overnight borrowings	161,000	10,000	321,000	79,000
Interest on subordinated debentures	105,000	104,000	209,000	208,000
Total interest expense	2,124,000	2,381,000	4,340,000	5,296,000

Net interest income	2,667,000	3,213,000	5,162,000	6,333,000

PROVISION FOR LOAN LOSSES	5,390,000	400,000	5,390,000	400,000

Net interest income (loss) after provision for loan losses	(2,723,000)	2,813,000	(228,000)	5,933,000

NONINTEREST INCOME
Service charges	64,000	63,000	130,000	123,000
Gains on sales of available-for-sale securities	5,000	2,000	5,000	95,000
Gains on sales of fixed assets	-	6,000	-	4,000
Miscellaneous fees and other	105,000	137,000	270,000	290,000
Total noninterest income	174,000	208,000	405,000	512,000

NONINTEREST EXPENSES
Compensation and benefits	1,554,000	1,906,000	3,200,000	3,797,000
Occupancy, equipment and data processing	881,000	905,000	1,827,000	1,828,000
Marketing and business development	138,000	148,000	268,000	295,000
Professional services	385,000	270,000	624,000	435,000
FDIC Insurance	403,000	123,000	499,000	213,000
Amortization of core deposit intangible asset	99,000	87,000	198,000	174,000
Impairment or disposal of fixed assets	84,000	-	84,000	-
Losses on sales and impairment of repossessed property	65,000	-	77,000	-
Other operating expenses	357,000	217,000	628,000	464,000
Total noninterest expenses	3,966,000	3,656,000	7,405,000	7,206,000

LOSS BEFORE INCOME TAX EXPENSE (BENEFIT)	(6,515,000)	(635,000)	(7,228,000)	(761,000)
INCOME TAX EXPENSE (BENEFIT)	3,175,000	(235,000)	2,911,000	(277,000)
NET LOSS	$(9,690,000)	$(400,000)	$(10,139,000)	$(484,000)

NET LOSS PER COMMON SHARE
Basic and Diluted	$(1.66)	$(0.07)	$(1.74)	$(0.08)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and Diluted	5,843,362	5,843,362	5,843,362	5,843,362

See Notes to Consolidated Financial Statements

STERLING BANKS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

				Retained	Accumulated
			Additional	Earnings	Other	Total
	Common Stock		Paid-In	(Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit)	Loss	Equity
December 31, 2007	5,843,362	$11,687,000	$29,708,000	$1,949,000	$(36,000)	$43,308,000
Comprehensive loss:
Net loss – 2008	-	-	-	(484,000)	-	(484,000)
Change in net unrealized loss on
securities available-for-sale, net
of reclassification adjustment
and tax effects	-	-	-	-	(29,000)	(29,000)
Total comprehensive loss						(513,000)
Stock compensation	-	-	23,000	-	-	23,000

June 30, 2008	5,843,362	$11,687,000	$29,731,000	$1,465,000	$(65,000)	$42,818,000

December 31, 2008	5,843,362	$11,687,000	$29,767,000	$(14,279,000)	$(54,000)	$27,121,000
Comprehensive loss:
Net loss – 2009 (Restated – See Note 2)	-	-	-	(10,139,000)	-	(10,139,000)
Change in net unrealized gain on
securities available-for-sale, net
of reclassification adjustment
and tax effects	-	-	-	-	53,000	53,000
Total comprehensive loss						(10,086,000)
Stock compensation	-	-	37,000	-	-	37,000

June 30, 2009 (Restated – See Note 2)	5,843,362	$11,687,000	$29,804,000	$(24,418,000)	$(1,000)	$17,072,000

See Notes to Consolidated Financial Statements

STERLING BANKS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)
	2009	2008
	(Restated)
	(See Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,139,000)	$(484,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	536,000	535,000
Provision for loan losses	5,390,000	400,000
Net amortization of purchase premium on securities	189,000	19,000
Net amortization of core deposit intangible	198,000	174,000
Stock compensation	37,000	23,000
Realized loss (gain) on sales, write down or retirement of buildings and equipment	84,000	(4,000)
Realized loss on sales or write down of repossessed property	77,000	-
Realized gain on sales of securities available-for-sale	(5,000)	(95,000)
Realized gain on sales of loans held for sale	-	(8,000)
Proceeds from sale of loans held for sale	2,000	1,009,000
Originations of loans held for sale	-	(983,000)
Changes in operating assets and liabilities:
Decrease in accrued interest receivable and other assets	1,960,000	154,000
Increase (Decrease) in accrued interest payable and other accrued liabilities	443,000	(56,000)
Net cash (used in) provided by operating activities	(1,228,000)	684,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-sale	(17,779,000)	(3,995,000)
Proceeds from sales of securities available-for- sale	-	5,470,000
Proceeds from maturities of securities available-for-sale	4,005,000	22,900,000
Proceeds from maturities of securities held-to-maturity	169,000	-
Proceeds from principal payments on mortgage-backed securities available-for-sale	3,431,000	1,535,000
Proceeds from principal payments on mortgage-backed securities held-to-maturity	5,369,000	990,000
Purchases of restricted stock	(219,000)	(1,131,000)
Proceeds from sale of restricted stock	580,000	1,586,000
Net decrease in loans	2,717,000	2,591,000
Proceeds from sales of other real estate owned	435,000	-
Proceeds from sales of equipment	-	41,000
Purchases of premises and equipment	(360,000)	(312,000)
Cash paid for acquisition	-	(25,000)
Net cash (used in) provided by investing activities	(1,652,000)	29,650,000

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in noninterest-bearing deposits	(2,269,000)	1,059,000
Net increase (decrease) in interest-bearing deposits	16,624,000	(18,032,000)
Repayments of Federal Home Loan Advances	-	(9,500,000)
Net cash provided by (used in) financing activities	14,355,000	(26,473,000)

INCREASE IN CASH AND CASH EQUIVALENTS	11,475,000	3,861,000

CASH AND CASH EQUIVALENTS, JANUARY 1,	13,526,000	11,788,000

CASH AND CASH EQUIVALENTS, JUNE 30,	$25,001,000	$15,649,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash:
Interest on deposits and borrowed funds	$4,257,000	$5,471,000
Income taxes	$-	$-
Noncash investing activities:
Transfer of loans to other real estate owned	$646,000	$-

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

NOTE 2.  RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated the accompanying unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2009.  The allowance for loan losses and provision for loan losses were increased from amounts previously reported to reflect a correction of the qualitative reserve factors under FAS 5 and impairment amounts in FAS 114 that the Bank utilized in calculating its allowance for loan losses as of June 30, 2009.  The adjustment in the qualitative reserve factors reflected second quarter trends in delinquent, classified and non-performing loans in the Bank’s loan portfolio, which were raised as part of the Bank’s regulatory examination by the FRB for the period ending June 30, 2009.  As a result, the Company concluded that the allowance for loan losses as of June 30, 2009 should be increased by $5,000,000 and determined to establish a valuation allowance for deferred tax assets of $5.6 million.  The correction was recorded in the three-month period ended June 30, 2009 based upon the significant increase in the number of charge-offs experienced by the Company during the period, deterioration noted in the commercial real estate market, and changes in the various loss estimates on the Company’s nonperforming loan portfolio.

The effect of the restatement is as follows:

Consolidated Balance Sheets as of June 30, 2009

	As Reported	Adjustment	Restated
Allowance for loan losses	$(7,041,000)	$(5,000,000)	$(12,041,000)
Total net loans	$293,988,000	$(5,000,000)	$288,988,000
Accrued interest receivable and other assets	$11,794,000	$(3,744,000)	$8,050,000
Total assets	$392,598,000	$(8,744,000)	$383,854,000
Accumulated deficit	$(15,674,000)	$(8,744,000)	$(24,418,000)
Total shareholders’ equity	$25,816,000	$(8,744,000)	$17,072,000

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.  RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

Consolidated Statements of Operations

	For the three months ended June 30, 2009			For the six months ended June 30, 2009
	As Reported	Adjustment	Restated	As Reported	Adjustment	Restated
Provision for loan losses	$390,000	$5,000,000	$5,390,000	$390,000	$5,000,000	$5,390,000
Net interest income (loss) after provision for loan losses	$2,277,000	$(5,000,000)	$(2,723,000)	$4,772,000	$(5,000,000)	$(228,000)
Loss before income tax expense (benefit)	$(1,515,000)	$(5,000,000)	$(6,515,000)	$(2,228,000)	$(5,000,000)	$(7,228,000)
Income tax expense (benefit)	$(569,000)	$3,744,000	$3,175,000	$(833,000)	$3,744,000	$2,911,000
Net loss	$(946,000)	$(8,744,000)	$(9,690,000)	$(1,395,000)	$(8,744,000)	$(10,139,000)
Net loss per common share
Basic and Diluted	$(0.16)	$(1.50)	$(1.66)	$(0.24)	$(1.50)	$(1.74)

Consolidated Statements of Cash Flows

For the six months ended June 30, 2009
	As Reported	Adjustment	Restated
Net loss	$ (833,000)	$ (8,744,000)	$(10,139,000)
Provision for loan losses	$ 390,000	$ 5,000,000	$ 5,390,000
(Increase) Decrease in accrued interest receivable and other assets	$ (1,784,000)	$ 3,744,000	$ 1,960,000

Certain amounts were also restated and additional disclosures are provided in the footnotes primarily in “Note 3 – Summary of Significant Accounting Policies, Income Taxes”, Note 8 – Capital Ratios”, “Note 9 – Fair Value”, “Note 10 – Loans”, and “Note 11 – Allowance for Loan Losses.”

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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
(Unaudited)

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Investments

The Company has identified investment securities that it has the intent and ability to hold to maturity considering all reasonably foreseeable events or conditions.  The securities are classified as “held-to-maturity.”  The Company has also identified investment securities that will be held for indefinite periods of time, including securities that will be used as part of the Company’s asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors.  These securities are classified as “available-for-sale” and are carried at fair value, with any temporary unrealized gains or losses reported as other comprehensive income, net of the related income tax effect.

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

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As of the second quarter, on a restated basis, the Company updated its analysis of whether a valuation allowance should be recorded against its deferred tax assets.  Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized.  The determination of whether a deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence.  In making such judgments, significant weight is given to evidence that can be objectively verified.  The impact of the correction of the allowance for loan loss and continued near-term losses represent significant negative evidence that caused the Company to conclude that a $5.6 million deferred tax valuation allowance was required at June 30, 2009 because the Company has determined it can no longer meet the more likely than not threshold for recognizing this asset.  Of this amount, approximately $2.9 million represents previously recognized deferred tax benefits where the Company has determined they can no longer meet the more likely than not threshold for recognizing this asset.  To the extent that the Company generates taxable income in a given quarter, the valuation allowance may be reduced to fully or partially offset the corresponding income tax expense.  Any remaining deferred tax asset valuation allowance will ultimately reverse through income tax expense when the Company can demonstrate a sustainable return to profitability that would lead management to conclude that it is more likely than not that the deferred tax asset will be utilized during the carryforward period.

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
(Unaudited)

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

FSP FAS 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments

FSP FAS 115-2 provides new guidance on the recognition and presentation of an other-than-temporary impairment (“OTTI”) and requires additional disclosures.  The recognition provisions within FSP FAS 115-2 apply only to our debt securities classified as available-for-sale and held-to-maturity, while the presentation and disclosure requirements of FSP FAS 115-2 apply to both our debt and equity securities.  An impaired debt security will be considered other-than-temporarily impaired if we have the intent to sell or it more likely than not we will be required to sell prior to recovery of the amortized cost.  In these situations the OTTI recognized in net income (loss) is equal to difference between amortized cost and fair value.  If we do not expect recovery of the entire cost basis, even if we have no intention to sell the security, it will be considered an OTTI as well.  In this situation FSP FAS 115-2 requires we recognize OTTI by separating the loss between the amount representing the credit loss and the amount relating to other factors.  Credit losses will be recognized in net income and losses relating to other factors will be recognized in other comprehensive income (“OCI”).  FSP FAS 115-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  FSP FAS 115-2 requires a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption with a corresponding adjustment to accumulated OCI for that portion representing losses related to factors other than credit quality.  We adopted FSP FAS 115-2 effective April 1, 2009.  The change in accounting principle had no impact on the consolidated financial statements.  The adoption effects of this new FSP are depicted in Note 4 – Investment Securities.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments

FSP FAS 107-1 and APB 28-1 require disclosures about the fair value of financial instruments for interim periods of publicly traded companies as well as in annual financial statements.  Fair value information along with the significant assumptions used to estimate fair value must be disclosed.  The adoption effects of this new FSP are depicted in Note 9 – Fair Value.

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
(Unaudited)

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Accordingly, management has evaluated subsequent events through the date of the Original Filing on November 25, 2009 and the date this amended interim financial information was issued and has determined that, other than those which have been reported in Note 2 and Note 11 to the consolidated financial statements, no other recognized or non-recognized subsequent events warranted inclusion or disclosure in the interim financial statements as of June 30, 2009.

NOTE 4.  INVESTMENT SECURITIES

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

	June 30, 2009
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.  INVESTMENT SECURITIES (continued)

The following table shows the gross unrealized losses and fair value of Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2009:

	Continuous Unrealized Losses		Continuous Unrealized Losses
	Existing for Less Than 12 Months		Existing for 12 Months or More
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
Available-for-sale:
U.S. Government agencies and corporations	$ 4,043,000	$ (53,000)	$ -	$ -
Residential mortgage-backed securities	5,538,000	(163,000)	-	-
Municipal securities	3,482,000	(77,000)	704,000	(41,000)
	13,063,000	(293,000)	-	(41,000)
Held-to-maturity:
Residential mortgage-backed securities	-	-	-	-
Total temporarily impaired securities	$13,063,000	$ (293,000)	$ 704,000	$ (41,000)

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

NOTE 6.  STOCK-BASED EMPLOYEE COMPENSATION

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

NOTE 7.  COMMON STOCK

During the six months of 2009 and 2008, no stock options were exercised.

During the six months of 2009 and 2008, no cash dividends were declared or paid.

NOTE 8.  CAPITAL RATIOS

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

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8.  CAPITAL RATIOS (continued)

At June 30, 2009, management believes that the Bank is “adequately capitalized,” as defined by regulatory banking agencies.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank’s capital levels do not allow the Bank to accept brokered deposits without prior approval from regulators.  As of June 30, 2009, the Bank did not have any brokered deposits.  Further, the Bank is subject to regulatory restrictions on deposit rates paid by the Bank which would prevent the Bank from paying above market rates for deposits.  The Bank does not believe it pays above market rates for its deposits.

The Bank’s actual capital amounts and ratios are presented in the following tables (amounts in thousands, except percentages):

			For Capital		To Be Well
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2009 (Restated):

Total Capital (to Risk-Weighted Assets)	$23,908	8.25%	>$23,181	>8.0%	>$28,976	>10.0%
Tier I Capital (to Risk-Weighted Assets)	$20,187	6.97%	>$11,591	>4.0%	>$17,386	> 6.0%
Tier I Capital (to Average Assets)	$20,187	5.15%	>$15,688	>4.0%	>$19,611	> 5.0%

			For Capital		To Be Well
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008:

Total Capital (to Risk-Weighted Assets)	$32,134	10.52%	>$24,428	>8.0%	>$30,535	>10.0%
Tier I Capital (to Risk-Weighted Assets)	$28,258	9.25%	>$12,214	>4.0%	>$18,321	> 6.0%
Tier I Capital (to Average Assets)	$28,258	7.21%	>$15,675	>4.0%	>$19,594	> 5.0%

NOTE 9.  FAIR VALUE

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

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9.  FAIR VALUE (continued)

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

June 30, 2009	Level 1	Level 2	Level 3	Total
Financial Assets
Investment securities available-for-sale
U.S. Government agencies and corporations	$ -	$ 8,091,000	$ -	$ 8,091,000
Mortgage-backed securities	$ -	$21,549,000	$ -	$21,549,000
Municipal securities	$ -	$ 4,826,000	$ -	$ 4,826,000

December 31, 2008	Level 1	Level 2	Level 3	Total
Financial Assets
Investment securities available-for-sale
U.S. Government agencies and corporations	$ -	$ 4,028,000	$ -	$ 4,028,000
Mortgage-backed securities	$ -	$15,297,000	$ -	$15,297,000
Municipal securities	$ -	$ 4,772,000	$ -	$ 4,772,000

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9.  FAIR VALUE (continued)

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

June 30, 2009	Level 1	Level 2	Level 3	Total
Financial Assets
Impaired loans (Restated)	$ -	$ -	$24,212,000	$24,212,000

December 31, 2008	Level 1	Level 2	Level 3	Total
Financial Assets
Impaired loans	$ -	$ -	$14,892,000	$14,892,000

June 30, 2009	Level 1	Level 2	Level 3	Total
Non-Financial Assets
Other real estate owned	$ -	$ -	$ 1,633,000	$ 1,633,000

Impaired Loans

The fair value of impaired loans is based on the loan’s fair value of the collateral for collateral dependent loans.  The valuation allowance for impaired loans is included in the allowance for loan losses in the consolidated balance sheets.  The valuation allowance for impaired loans at June 30, 2009 was $2,625,000.  During the six months ended June 30, 2009, the valuation allowance for impaired loans decreased $77,000 from $2,802,000 at December 31, 2008 as a result of loans being collected or charged off in full or in part.

Other Real Estate Owned

Other real estate owned (OREO) fair value was determined using appraisals which may be discounted based on management’s review and changes in market conditions (Level 3).

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9.  FAIR VALUE (continued)

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

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9.  FAIR VALUE (continued)

Borrowed Funds:  The fair value of borrowings is calculated by discounting scheduled cash flows through the estimated maturity date using current market rates.

Estimated Fair Values:  The estimated fair values of the Company’s material financial instruments as of June 30, 2009 are as follows:

	Carrying Value	Fair Value
	(Restated)	(Restated)
Financial Assets:
Cash and due from banks	$9,372,000	$9,372,000
Federal funds sold	$15,629,000	$15,629,000
Investment securities, held-to-maturity	$14,224,000	$14,478,000
Investment securities, available-for-sale	$34,466,000	$34,466,000
Restricted stock	$2,087,000	$2,087,000
Loans, net of allowance for loan losses	$288,988,000	$290,232,000
Accrued interest receivable	$1,328,000	$1,328,000
Financial Liabilities:
Noninterest-bearing demand deposits	$33,604,000	$33,604,000
Interest-bearing deposits	$309,345,000	$302,438,000
Borrowed funds	$22,186,000	$19,277,000
Accrued interest payable	$509,000	$509,000

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9.  FAIR VALUE (continued)

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

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10.  LOANS

The composition of net loans as of June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009	December 31, 2008
	(Restated)
Commercial, Financial and Agricultural	$30,897,000	$32,115,000
Real Estate - Construction	56,805,000	68,278,000
Real Estate – Mortgage	158,171,000	147,435,000
Installment loans to individuals	50,473,000	53,827,000
Lease Financing	5,320,000	4,636,000
Unrealized Loan Fees	(637,000)	(665,000)
Total loans	301,029,000	305,626,000
Less: allowance for loan losses	(12,041,000)	(8,531,000)
Net loans	$288,988,000	$297,095,000

Summaries of information pertaining to impaired and nonaccrual loans are as follows:

	June 30, 2009	December 31, 2008
	(Restated)
Impaired loans without a valuation allowance	$14,741,000	$5,813,000
Impaired loans with a valuation allowance	9,471,000	11,881,000
Total impaired loans including troubled debt restructurings	24,212,000	17,694,000
Valuation allowance related to impaired loans	2,625,000	2,802,000
Average investment in impaired loans	21,332,000	10,348,000
Total non-accrual loans (included in impaired loans)	15,703,000	9,898,000

The allowance for loan losses is calculated under FAS No. 5, Accounting for Contingencies and FAS No. 114, Accounting by Creditors for Impairment of a Loan.  Nonperforming and impaired loans are evaluated under FAS No. 114 using either the fair value of collateral or present value of future cash flow methods.  The Company evaluates most nonperforming and impaired loans using the fair value of collateral method since most non-performing and impaired loans are collateralized by real estate.  When a loan is evaluated using this method, a new appraisal of the primary and or secondary collateral is obtained and compared to the outstanding balance of the loans.  A specific reserve is added to the allowance for loan losses if a collateral shortfall exists.  On December 31, 2008, the amount of the specific reserve was $2,802,000 which was included in the total allowance for loan losses of $8,531,000.  As of June 30, 2009, the amount in the specific reserve was $2,625,000 which is included in the total allowance for loan losses of $12,041,000.  As of June 30, 2009, the Company had charged off loans or portions of loans totaling $1,884,000, made a provision of $5,390,000, including changes in qualitative factors and specific reserves, and received recoveries of $4,000, resulting in an allowance for loan losses balance of $12,041,000.

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.  ALLOWANCE FOR LOAN LOSSES

The following table shows changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category and additions to the allowance that have been charged to expenses for the periods presented.

	For the three months ended June 30,
	2009	2008
	(Restated)
Balance at beginning of period	$8,380,000	$2,671,000
Charge-offs:
Commercial, Financial, Agricultural	(170,000)	(32,000)
Real Estate – Construction	(1,351,000)	-
Real Estate – Mortgage	(150,000)	(1,000)
Consumer Installment loans	(59,000)	(76,000)
Lease Financing	-	-
	(1,730,000)	(109,000)
Recoveries:
Commercial, Financial, Agricultural	1,000	1,000
Real Estate – Construction	-	-
Real Estate – Mortgage	-	3,000
Consumer Installment loans	-	8,000
Lease Financing	-	-
	1,000	12,000
Net recoveries (charge-offs)	(1,729,000)	(97,000)
Provision for loan loss	5,390,000	400,000
Balance at end of period	$12,041,000	$2,974,000

Average loans outstanding (1)	$302,381,000	$307,829,000

Net charge-offs as a percentage of average loans (2)	2.29%	0.13%
___________
(1) Includes loans held for sale and non-accruing loans
(2) Annualized

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.  ALLOWANCE FOR LOAN LOSSES (continued)

	For the six months ended June 30,
	2009	2008
	(Restated)
Balance at beginning of period	$8,531,000	$2,891,000
Charge-offs:
Commercial, Financial, Agricultural	(238,000)	(32,000)
Real Estate – Construction	(1,434,000)	-
Real Estate – Mortgage	(150,000)	(221,000)
Consumer Installment loans	(62,000)	(76,000)
Lease Financing	-	-
	(1,884,000)	(329,000)
Recoveries:
Commercial, Financial, Agricultural	1,000	1,000
Real Estate – Construction	-	-
Real Estate – Mortgage	1,000	3,000
Consumer Installment loans	2,000	8,000
Lease Financing	-	-
	4,000	12,000
Net charge-offs	(1,880,000)	(317,000)
Provision for loan loss	5,390,000	400,000
Balance at end of period	$12,041,000	$2,974,000

Average loans outstanding (1)	$303,378,000	$309,503,000

Net charge-offs as a percentage of average loans (2)	1.25%	0.20%
_______________
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

NOTE 12.  OTHER COMPREHENSIVE INCOME (LOSS)

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

NOTE 13.  SUBSEQUENT EVENT

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

NOTE 13.  SUBSEQUENT EVENT (continued)

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

These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, which are subject to change based on various important factors (some of which are beyond the Company’s control).  The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; the effect that maintaining regulatory capital requirements could have on the growth of the Company; inflation; changes in prevailing short term and long term interest rates; national and global liquidity of the banking system; changes in loan portfolio quality; adequacy of loan loss reserves; changes in the rate of deposit withdrawals; changes in the volume of loan refinancings; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance), including the increase in the cost of FDIC insurance; technological changes; changes in consumer spending and saving habits; findings of the Bank’s examinations by the FRB; changes in the local competitive landscape, including the acquisition of local and regional banks in the Company’s geographic marketplace; possible impairment of intangible assets, specifically core deposit premium from the Company’s acquisition of Farnsworth; the ability of our borrowers to repay their loans; the uncertain credit environment in which the Company operates; the ability of the Company to manage the risk in its loan and investment portfolios; the ability of the Company to reduce noninterest expenses and increase net interest income, its growth, results of possible collateral collections and subsequent sales; and the success of the Company at managing the risks resulting from these factors.

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

Net Loss. For the three months ended June 30, 2009, the net loss totaled $9,690,000, compared to net loss of $400,000 for the three months ended June 30, 2008.  Decreased earnings for the three months ended June 30, 2009 were attributable primarily to management’s determination that there was a need for a valuation allowance of $5,644,000 on the Company’s deferred tax assets, a decrease in net interest income (loss) after provision for loan losses of $5,536,000, a decrease in noninterest income of $34,000 and an increase in noninterest expenses of $310,000.  Basic and diluted loss per share for the three months ended June 30, 2009 and 2008 totaled $1.66 and $0.07, respectively.

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

Provision for Loan Losses. Provision for loan losses was $5,390,000 and $400,000 for the three months ended June 30, 2009 and 2008.

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

Income Taxes.  We recorded income tax expense of $3,175,000 on loss before taxes of $6,515,000 for the three months ended September 30, 2009.  During this quarter, management determined that there was a need for a valuation allowance of $5,644,000 on the Company’s deferred tax assets.  Based on forecasts of the Company’s future profitability, management concluded full recognition of these tax assets was unlikely because it is more likely than not that this portion of the deferred tax assets will not be realized as a result of cumulative tax losses and uncertainties of future taxable income.  During the three months ended June 30, 2008, we recorded an income tax benefit of $235,000 on loss before taxes of $635,000, resulting in an effective tax rate of 37.0% for the 2008 period.

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

Net Loss. For the six months ended June 30, 2009, the net loss totaled $10,139,000, compared to net loss of $484,000 for the six months ended June 30, 2008.  Decreased earnings for the six months ended June 30, 2009 were attributable primarily to a decrease in net interest income (loss) after provision for loan losses of $6,161,000, a decrease in noninterest income of $107,000 and an increase in noninterest expenses of $199,000.  Basic and diluted loss per share for the six months ended June 30, 2009 and 2008 totaled $1.74 and $0.08, respectively.

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

Provision for Loan Losses. Provision for loan losses was $5,390,000 and $400,000 for the six months ended June 30, 2009 and 2008.

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

Income Taxes.  We recorded income tax expense of $2,911,000 on loss before taxes of $7,228,000 for the six months ended June 30, 2009.  During the quarter ended June 30, 2009, management determined that there was a need for a valuation allowance of $5,644,000 on the Company’s deferred tax assets.  Based on forecasts of the Company’s future profitability, management concluded full recognition of these tax assets was unlikely because it is more likely than not that this portion of the deferred tax assets will not be realized as a result of cumulative tax losses and uncertainties of future taxable income.  During the six months ended September 30, 2008, we recorded an income tax benefit of $277,000 on loss before taxes of $761,000, resulting in an effective tax rate of 36.4% for the 2008 period.

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

Total Assets. Total assets increased $4.7 million, or 1.3%, to $383.9 million at June 30, 2009, compared to $379.1 million at December 31, 2008.  This was due to management’s efforts to increase the Bank’s net interest margin and liquidity.

Loans. Loans outstanding decreased $4.6 million, or 1.5%.  The decrease in loans was due primarily to normal contractual loan payments and/or payoffs in the loan portfolio and a decrease in originations of residential mortgage construction loans.

Allowance for Loan Losses.  The allowance for loan losses was $12.0 million at June 30, 2009 as compared to $8.5 million at December 31, 2008.  This increase was primarily due to a provision of $5.4 million as of June 30, 2009.  The ratio of the allowance for loan losses to total loans was 4.0% and 2.8% at June 30, 2009 and December 31, 2008, respectively.  The allowance for loan losses and provision for loan losses were increased from amounts previously reported to reflect adjustments of the qualitative factors in the allowance general reserves and impairment amounts within the allowance specific reserves that the Company’s wholly owned subsidiary, Sterling Bank, utilized in calculating the allowance for loan losses as of June 30, 2009. The adjustment in qualitative factors reflected second quarter adverse trends in delinquent, classified and non-performing loans in the Bank’s portfolio, which were raised as part of the Bank’s regulatory examinations by the FRB.  The adjustment also reflected an additional qualitative factor in certain loan segments for the newly developed and applied stress testing procedure of collateral for commercial and residential real estate and an increase in most loan segments for changes in national and local economic trends and conditions.  The adjustment in impairment amounts (within the allowance specific reserves) reflect management’s re-analysis of the collateral underlying loans analyzed for specific reserves.  The valuation allowance for loans analyzed for specific reserves has increased from the Company’s Original Filing as a result of more conservative collateral and cash flow analysis on certain loans affected by the current economic condition.  The Company’s management has considered nonperforming assets and other assets of concern in establishing the allowance for loan losses.  The Company continues to monitor its allowance for possible loan losses and will make future additions or reductions in light of the level of loans in its portfolio and as economic conditions dictate.

The table below recaps loans accruing but past due 90 days or more, non-accrual loans, OREO (Other Real Estate Owned), and troubled debt restructurings as of the dates listed.

	June 30, 2009	December 31, 2008
	(Restated)
Restructured loans:
Real Estate – Construction	$3,409,000	$642,000
Real Estate – Mortgage	915,000	-
Total restructured loans	4,324,000	642,000
Loans accruing, but past due 90 days or more:
Commercial, Financial and Agricultural	75,000	92,000
Real Estate – Construction	1,003,000	2,360,000
Real Estate – Mortgage	634,000	178,000
Consumer Installment loans	56,000	77,000
Total loans accruing, but past due 90 days or more	1,768,000	2,707,000
Nonaccrual Loans:
Commercial, Financial and Agricultural	3,000	-
Real Estate – Construction	14,425,000	9,840,000
Real Estate – Mortgage	1,275,000	55,000
Total nonaccrual loans	15,703,000	9,895,000
Total nonperforming loans	21,795,000	13,244,000
Other Real Estate Owned	1,569,000	923,000
Total nonperforming assets	$23,364,000	$14,167,000
Non-performing loans/Total loans (1)	7.24%	4.33%
Non-performing assets/Total assets	6.09%	3.74%
Allowance for loan losses/Total non-performing loans	55.25%	64.41%
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

The Company had $15.7 million and $9.9 million, respectively, in loans on nonaccrual status at June 30, 2009 and December 31, 2008.  This increase is the result of 25 loans that the Company placed on nonaccrual status during the first six months of 2009, less 3 that were transferred to other real estate owned.  Of the 25 loans that were placed on nonaccrual status during the first six months of 2009, 15 were deemed impaired as of December 31, 2008 and no additional valuation reserve was needed for these loans during the first six months of 2009.  The remaining 10 were classified impaired and put on nonaccrual status during the first six months of 2009, and required $194,000 in valuation reserves.  Impaired loans increased by $6.9 million, or 39%, between December 31, 2008 and June 30, 2009; however, as a result of the collateral valuation, the FAS 114 valuation reserve only increased by $286,000, or 10%.  Changes in impaired loans from December 31, 2008 to June 30, 2009 were directly related to a continuing decline in real estate values and the general economic conditions affecting our borrowers.  Impaired loans without a valuation allowance increased $8.9 million since December 31, 2008 as a result of the Company designating new loans as impaired where the current appraisal supports the full amount of the loan and existing impaired loans, where the Company charged off or partially charged off $1.9 million during the six months ended June 30, 2009, based upon current appraisals obtained by the Company or, serving as a proxy, a 40% reduction in appraised value on older appraisals.

Restructured loans increased $3.7 million, from $0.6 million as of December 31, 2008 to $4.3 million as of June 30, 2009, primarily as a result of the Company’s implementation of a term principal amortization plan for certain residential spot lot construction loans.  The process of modifying these construction loans to principal amortizing loans is completed in order for the Company to begin receiving principal reductions on these loans.  As a result of certain changes in terms under which these loans were modified, six of these loans are considered troubled debt restructurings and included within impaired loans.

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

Commercial real estate loans analyzed under FAS 5 decreased $19.2 million, or 11%, between December 31, 2008 and June 30, 2009 due to payments and payoffs and loans being analyzed under FAS 114.  Loans analyzed under FAS 5 had their qualitative adjustment factors increased 91% for commercial real estate loans, 87% for other commercial loans, and 6% for consumer loans, due to the risk present in the performing portfolio and the historical charge off qualitative factor.  As a result of the above mentioned activity during the first six months of 2009, management concluded that a provision for loan losses of $5,390,000 was needed during the first six months of 2009.

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

 Shareholders’ Equity.  Shareholders’ equity decreased by $10.0 million, or 37.1%, mainly as a result of our net loss, partially offset by a decrease in other comprehensive loss.

Comparative Average Balances, Interest and Yields:

	Three Months Ended
	June 30, 2009			June 30, 2008
	(Restated)
	Average Balance	Interest Income/Expense	Annual Yield	Average Balance	Interest Income/Expense	Annual Yield
Assets
Loans, net (1)	$285,857,000	$4,294,000	6.02%	$300,820,000	$5,204,000	6.96%
Investment securities (2)	51,465,000	491,000	3.83	29,384,000	314,000	4.31
Due from banks and Federal funds sold	18,348,000	6,000	0.14	14,252,000	76,000	2.14
Total interest-earning assets	355,670,000	4,791,000	5.40	344,456,000	5,594,000	6.53

Allowance for loan losses	(8,425,000)			(2,702,000)
Other assets	47,808,000			48,226,000
Total assets	$395,053,000			$389,980,000

Liabilities and shareholders’ equity
Time deposits	$204,176,000	$1,641,000	3.22%	$195,922,000	$1,955,000	4.01%
NOW/MMDA/savings accounts	108,018,000	217,000	0.80	104,046,000	312,000	1.20
Borrowed funds	22,186,000	266,000	4.81	7,186,000	114,000	6.40
Total interest-bearing liabilities	334,380,000	2,124,000	2.55	307,154,000	2,381,000	3.12

Noninterest-bearing demand deposits	33,175,000			38,718,000
Other liabilities	1,107,000			1,020,000
Shareholders’ equity	26,391,000			43,088,000
Total liabilities and shareholders’ equity	$395,053,000			$389,980,000

Net interest income		$2,667,000			$3,213,000

Interest rate spread (3)			2.85%			3.41%

Net interest margin (4)			3.01%			3.75%

	Six Months Ended
	June 30, 2009			June 30, 2008
	(Restated)
	Average Balance	Interest Income/Expense	Annual Yield	Average Balance	Interest Income/Expense	Annual Yield
Assets
Loans, net (1)	$289,389,000	$8,505,000	5.93%	$302,495,000	$10,714,000	7.12%
Investment securities (2)	48,692,000	985,000	4.08	37,168,000	775,000	4.19
Due from banks and Federal funds sold	16,471,000	12,000	0.14	11,819,000	140,000	2.38
Total interest-earning assets	354,552,000	9,502,000	5.40	351,482,000	11,629,000	6.65

Allowance for loan losses	(8,443,000)			(2,889,000)
Other assets	46,261,000			55,563,000
Total assets	$392,370,000			$404,156,000

Liabilities and shareholders’ equity
Time deposits	$201,745,000	$3,336,000	3.33%	$205,849,000	$4,290,000	4.29%
NOW/MMDA/savings accounts	106,896,000	474,000	0.89	103,089,000	719,000	1.40
Borrowed funds	22,264,000	530,000	4.80	12,639,000	287,000	5.83
Total interest-bearing liabilities	330,905,000	4,340,000	2.64	321,577,000	5,296,000	3.39

Noninterest-bearing demand deposits	33,529,000			38,582,000
Other liabilities	1,273,000			769,000
Shareholders’ equity	26,663,000			43,228,000
Total liabilities and shareholders’ equity	$392,370,000			$404,156,000

Net interest income		$5,162,000			$6,333,000

Interest rate spread (3)			2.76%			3.26%

Net interest margin (4)			2.94%			3.62%
________________________________
(1)	Includes loans held for sale. Also includes loan fees, which are not material. Does not include loans on nonaccrual.
(2)	Yields are not on a tax-equivalent basis.
(3)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

At June 30, 2009, management believes that the Bank is “adequately capitalized,” as defined by regulatory banking agencies.  The Company’s long term goal is to ensure that the Bank is “well capitalized” under the applicable regulatory standards.  To this end, the Company issued $6.0 million of trust preferred securities (the “Securities”) on May 1, 2007.  The Securities bear interest at 6.744% for the first five years.  Subsequently, the interest rate will be adjusted quarterly based on a three month LIBOR rate plus 1.70%.  The Securities are callable after five years with a final maturity of May 1, 2037.  The Company contributed $4.5 million of the proceeds of the Securities to the capital of the Bank as Tier I capital.  If the Company determines that there is a need to preserve capital or improve liquidity, the ability exists to defer interest payments for a maximum of five years.  During the second quarter of 2009, the Company elected to defer the interest payment due.  Further, pursuant to the terms of the Agreement with the Regulators, the Company will not make any interest payments in the future without prior approval from the Regulators.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer previously concluded that our disclosure controls and procedures were effective as of June 30, 2009 and management reported that there was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

As a result of the restatement of our financial statements as discussed in Note 2 to the accompanying unaudited condensed consolidated financial statements a re-evaluation was performed as of June 30, 2009, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2009, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required due to a material weakness in our internal control over financial reporting.

Our conclusion was primarily related to our review and reassessment of management’s policies and procedures for the monitoring and timely evaluation of and revision to management’s approach for assessing credit risk inherent in the loan portfolio to reflect changes in the economic environment in the allowance for loan losses.

The Company has restated its condensed consolidated financial statements as of and for the three and six months ended June 30, 2009 in this Form 10Q/A as discussed in Note 2 to the accompanying financial statements.  The Company has taken certain other remedial actions as of the date of filing of this Form−10Q/A and believes that the consolidated financial statements included in this Form−10Q/A present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

The Company has identified a material weakness as described above.  There were no other changes in the Company’s internal control over financial reporting (as defined in Rules 13a−15(f) and 15d−15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation Steps to Address Material Weakness

As of the date of this amended filing, the Company is in the process of establishing new policies and procedures with respect to how the allowance for loan losses are established and disclosed.  Additionally, in order to ensure that adequacy and accuracy in these determinations are consistently present, a procedure of external review of management’s assessments of the allowance for loan losses will be completed on a timely basis each quarter.

PART II.  OTHER INFORMATION

ITEM 1.                 Legal Proceedings.

Not Applicable.

ITEM 1A.              Risk Factors.

Not Applicable.

ITEM 2.                 Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

ITEM 3.                 Defaults Upon Senior Securities.

None.

ITEM 4.                 Submission of Matters to a Vote of Security Holders.

                      On May 12, 2008, the Bank held its annual shareholders meeting.  The following matterwas voted upon at the meeting and the final votes on the proposal were recorded asfollows:

•	To elect twelve (12) persons to the Board of Directors of the Company to hold office for a one-year term and until their successors are duly elected and qualified;

	For	Against	Abstentions
S. David Brandt, Esq.	3,839,080	0	173,399
Jeffrey Dubrow	3,852,566		159,913
A. Theodore Eckenhoff	3,707,637	0	304,842
R. Scott Horner	3,712,918	0	299,561
James L. Kaltenbach, M.D.	3,834,758	0	177,721
Robert H. King	3,710,939	0	301,540
G. Edward Koenig, Jr.	3,709,126	0	303,353
John J. Maley, Jr.	3,704,442	0	308,037
Luis G. Rogers	3,855,132	0	157,347
Ronald P. Sandmeyer	3,840,573	0	171,906
Jeffrey P. Taylor	3,854,534	0	157,945
James W. Yoh, Ph.D.	3,620,529	0	391,950

All twelve members of the Board of Directors were re-elected.  Subsequently, Mr. Rogers retired from the Board on July 27, 2009.

ITEM 5.                 Other Information.

None.

ITEM 6.	Exhibits.

The following are filed as exhibits to this report:

31.1	Certification of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING BANKS, INC.

Date: March 8, 2010	By: /s/ Robert H. King
Robert H. King
President and Chief Executive Officer

Date: March 8, 2010	By: /s/ R. Scott Horner
R. Scott Horner
Executive Vice President and Chief
Financial Officer