Form 10-Q/A
period 2009-09-30
Sterling Banks, Inc.
filed 2010-03-08
CIK 1358697

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

STERLING BANKS, INC.

FORM 10-Q/A

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

EXHIBITS

Exhibit 15	Accountants’ Letter re: Unaudited Financial Information
Exhibit 31.1	Certification of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

EXPLANATORY NOTE

Sterling Banks, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10−Q for the quarter ended September 30, 2009, originally filed with the Securities and Exchange Commission (the “SEC”) on November 25, 2009 (the “Original Filing”), to amend and restate the Company’s unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2009.

The allowance for loan losses was increased and provision for loan losses was decreased from amounts previously reported to reflect changes to the qualitative reserve factors used to determine the general reserves and impairment amounts for specific reserves that the Company’s wholly owned subsidiary, Sterling Bank (the “Bank”), utilized in calculating its allowance for loan losses as of June 30, 2009.  The adjustment in the qualitative reserve factors and impaired amounts reflected second quarter trends in delinquent, classified and non-performing loans in the Bank’s loan portfolio, which were raised as part of the Bank’s recent regulatory examination by the Federal Reserve Bank of Philadelphia (the “FRB”) as was concluded by the issuance of a Report of Examination dated November 30, 2009.  This regulatory examination issue was raised but unresolved at the time of the Original Filing with the SEC.      As a result of subsequent discussions with the FRB, the Company concluded that the allowance for loan losses as of June 30, 2009 should be increased by $5.0 million and determined to establish a valuation allowance for deferred tax assets of $5.6 million as of and for the three months ended June 30, 2009.  These adjustments also impacted reported amounts in the Original Filing.  The decision to restate the second quarter and third quarter financial statements was approved by the Board of Directors of Sterling Banks, Inc. on January 14, 2010.

As a result of the changes noted above, the Bank’s September 30, 2009 capital ratios continue to be below the level considered “well capitalized” and the Bank continues to be considered “adequately capitalized” by established regulatory standards.

The Company also reassessed the effectiveness of the disclosure controls and procedures and of the design and operations of its internal controls over financial reporting.  Based on that evaluation and due to the restatement of the unaudited consolidated financial statements as of and for the three and six months ended June 30 and September 30, 2009, the Company concluded that its internal controls over financial reporting were not effective as of June 30 and September 30, 2009.  The Company’s conclusion was primarily related to the Company’s review and reassessment of management’s policies and procedures for the monitoring and timely evaluation of and revision to management’s approach for assessing credit risk inherent in the loan portfolio to reflect changes in the economic environment.

The information in this Amendment has been updated to give effect to the restatement.  The Company has not modified nor updated the information in the Original Filing, except as necessary to reflect the effects of the restatements described above.  This Amendment continues to speak as of the dates described herein, and the Company has not updated the disclosures contained in the Original Filing to reflect any events that occurred subsequent to such dates.  Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the Original Filing.

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

We have reviewed the accompanying consolidated balance sheet of Sterling Banks, Inc. and Subsidiary (the “Company”) as of September 30, 2009, the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2009 and 2008, and the related statements of shareholders' equity and cash flows for the nine-month periods ended September 30, 2009 and 2008.  These consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of the Company as of December 31, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated April 15, 2009, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Blue Bell, Pennsylvania
March 8, 2010

McGladrey & Pullen, LLP is a member firm of RSM International –
an affiliation of separate and independent legal entities.

Part I.  Financial Information

Item 1.  Financial Statements

STERLING BANKS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

	September 30, 2009 (Unaudited and Restated) (See Note 2)	December 31, 2008
ASSETS
Cash and cash due from banks	$9,071,000	$13,054,000
Federal funds sold	19,498,000	472,000
Cash and cash equivalents	28,569,000	13,526,000

Investment securities held-to-maturity, at cost (fair value of $12,174,000 at September 30, 2009 and $19,992,000 at December 31, 2008)	11,802,000	19,884,000
Investment securities available-for-sale, at fair value	35,340,000	24,097,000
Total investment securities	47,142,000	43,981,000

Restricted stock, at cost	2,014,000	2,448,000

Loans held for sale	-	2,000

Loans	296,914,000	305,626,000
Less: allowance for loan losses	(10,607,000)	(8,531,000)
Total net loans	286,307,000	297,095,000

Core deposit intangible asset, net	2,077,000	2,374,000
Bank premises and equipment, net	8,297,000	8,526,000
Branch Property Held for Sale	505,000	596,000
Accrued interest receivable and other assets	8,176,000	10,557,000

Total assets	$383,087,000	$379,105,000

See Notes to Consolidated Financial Statements

STERLING BANKS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

	September 30, 2009 (Unaudited and Restated) (See Note 2)	December 31, 2008
LIABILITIES Deposits
Noninterest-bearing	$31,367,000	$35,873,000
Interest-bearing	311,836,000	292,721,000
Total deposits	343,203,000	328,594,000

Federal Home Loan Bank advances	15,250,000	16,000,000
Subordinated debentures	6,186,000	6,186,000
Accrued interest payable and other accrued liabilities	1,606,000	1,204,000

Total liabilities	366,245,000	351,984,000

COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $2 par value, 15,000,000 shares authorized; 5,843,362 issued and outstanding at September 30, 2009 and December 31, 2008	11,687,000	11,687,000
Additional paid-in capital	29,823,000	29,767,000
Accumulated deficit	(24,997,000)	(14,279,000)
Accumulated other comprehensive income (loss)	329,000	(54,000)
Total shareholders' equity	16,842,000	27,121,000
Total liabilities and shareholders' equity	$383,087,000	$379,105,000

See Notes to Consolidated Financial Statements

STERLING BANKS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	For the three months ended September 30, 2009	For the three months ended September 30, 2008	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008
	(Restated)		(Restated)
	(See Note 2)		(See Note 2)
INTEREST INCOME
Interest and fees on loans	$4,294,000	$5,125,000	$12,799,000	$15,839,000
Interest and dividends on securities	465,000	318,000	1,450,000	1,093,000
Interest on due from banks and federal funds sold	5,000	21,000	17,000	161,000
Total interest and dividend income	4,764,000	5,464,000	14,266,000	17,093,000

INTEREST EXPENSE
Interest on deposits	1,632,000	1,985,000	5,442,000	6,994,000
Interest on Federal Home Loan Bank advances and overnight borrowings	163,000	31,000	484,000	110,000
Interest on subordinated debentures	107,000	105,000	316,000	313,000
Total interest expense	1,902,000	2,121,000	6,242,000	7,417,000
Net interest income	2,862,000	3,343,000	8,024,000	9,676,000

PROVISION FOR LOAN LOSSES	-	105,000	5,390,000	505,000
Net interest income after provision for loan losses	2,862,000	3,238,000	2,634,000	9,171,000

NONINTEREST INCOME
Service charges	64,000	65,000	194,000	188,000
Gains on sales of available-for-sale securities	-	-	5,000	95,000
Gains on sales of fixed assets	-	1,000	-	5,000
Miscellaneous fees and other	113,000	217,000	383,000	507,000
Total noninterest income	177,000	283,000	582,000	795,000

NONINTEREST EXPENSES
Compensation and benefits	1,580,000	1,719,000	4,780,000	5,516,000
Occupancy, equipment and data processing	887,000	923,000	2,714,000	2,751,000
Marketing and business development	125,000	124,000	393,000	419,000
Professional services	336,000	246,000	960,000	681,000
FDIC insurance	371,000	90,000	870,000	303,000
Amortization of core deposit intangible asset	99,000	86,000	297,000	261,000
Impairment or disposal of fixed assets	-	-	84,000	-
Losses on sales and impairment of repossessed property	-	-	77,000	-
Other operating expenses	220,000	194,000	848,000	657,000
Total noninterest expenses	3,618,000	3,382,000	11,023,000	10,588,000

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	(579,000)	139,000	(7,807,000)	(622,000)

INCOME TAX EXPENSE (BENEFIT)	-	60,000	2,911,000	(217,000)

NET INCOME (LOSS)	$(579,000)	$79,000	$(10,718,000)	$(405,000)

NET INCOME (LOSS) PER COMMON SHARE
Basic and Diluted	$(0.09)	$0.01	$(1.83)	$(0.07)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,843,362	5,843,362	5,843,362	5,843,362
Diluted	5,843,362	5,849,335	5,843,362	5,843,362

See Notes to Consolidated Financial Statements

STERLING BANKS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

				Retained	Accumulated
			Additional	Earnings	Other	Total
	Common Stock		Paid-In	(Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity
December 31, 2007	5,843,362	$11,687,000	$29,708,000	$1,949,000	$(36,000)	$43,308,000
Comprehensive loss:
Net loss – 2008	-	-	-	(405,000)	-	(405,000)
Change in net unrealized loss on
securities available-for-sale, net
of reclassification adjustment
and tax effects	-	-	-	-	(80,000)	(80,000)
Total comprehensive loss						(485,000)
Stock compensation	-	-	40,000	-	-	40,000

September 30, 2008	5,843,362	$11,687,000	$29,748,000	$1,544,000	$(116,000)	$42,863,000

December 31, 2008	5,843,362	$11,687,000	$29,767,000	$(14,279,000)	$(54,000)	$27,121,000
Comprehensive loss:
Net loss – 2009 (Restated – See Note 2)	-	-	-	(10,718,000)	-	(10,718,000)
Change in net unrealized gain (loss)
on securities available-for-sale,
net of reclassification adjustment
and tax effects	-	-	-	-	383,000	383,000
Total comprehensive loss						(10,335,000)
Stock compensation	-	-	56,000	-	-	56,000

September 30, 2009 (Restated – See Note 2)	5,843,362	$11,687,000	$29,823,000	$(24,997,000)	$329,000	$16,842,000

See Notes to Consolidated Financial Statements

STERLING BANKS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	2009	2008
	(Restated)
	(See Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,718,000)	$(405,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of premises and equipment	770,000	809,000
Provision for loan losses	5,390,000	505,000
Net amortization of purchase premium on securities	288,000	27,000
Net amortization of core deposit intangible	297,000	261,000
Stock compensation	56,000	40,000
Realized loss (gain) on sales, write down or retirement of buildings and equipment	84,000	(5,000)
Realized loss on sales or write down of repossessed property	77,000	-
Realized gain on sales of securities available-for-sale	(5,000)	(95,000)
Realized gain on sales of loans held for sale	-	(12,000)
Proceeds from sale of loans held for sale	2,000	1,058,000
Originations of loans held for sale	-	(1,020,000)
Changes in operating assets and liabilities:
Decrease in accrued interest receivable and other assets	1,613,000	135,000
Increase (Decrease) in accrued interest payable and other accrued liabilities	403,000	(198,000)
Net cash (used in) provided by operating activities	(1,743,000)	1,100,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-sale	(19,826,000)	(3,995,000)
Purchases of securities held-to-maturity	-	(15,322,000)
Proceeds from sales of securities available-for- sale	-	5,470,000
Proceeds from maturities of securities available-for-sale	4,005,000	25,900,000
Proceeds from maturities of securities held-to-maturity	169,000	-
Proceeds from principal payments on mortgage-backed securities available-for-sale	5,118,000	2,090,000
Proceeds from principal payments on mortgage-backed securities held-to-maturity	7,728,000	1,550,000
Purchases of restricted stock	(219,000)	(2,465,000)
Proceeds from sale of restricted stock	653,000	2,246,000
Net decrease in loans	5,398,000	9,833,000
Proceeds from sales of other real estate owned	435,000	-
Proceeds from sales of equipment	-	46,000
Purchases of premises and equipment	(534,000)	(392,000)
Cash paid for acquisition	-	(25,000)
Net cash provided by investing activities	2,927,000	24,936,000

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in noninterest-bearing deposits	(4,506,000)	1,553,000
Net increase (decrease) in interest-bearing deposits	19,115,000	(29,028,000)
Proceeds from Federal Home Loan Advances	-	5,500,000
Repayments of Federal Home Loan Advances	(750,000)	-
Net cash provided by (used in) financing activities	13,859,000	(21,975,000)

INCREASE IN CASH AND CASH EQUIVALENTS	15,043,000	4,061,000

CASH AND CASH EQUIVALENTS, JANUARY 1,	13,526,000	11,788,000

CASH AND CASH EQUIVALENTS, SEPTEMBER 30,	$28,569,000	$15,849,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash:
Interest on deposits and borrowed funds	$6,121,000	$7,604,000
Income taxes	$-	$1,000
Noncash investing activities:
Transfer of loans to other real estate owned	$1,374,000	$-

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

NOTE 2.  RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated the accompanying unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2009.  The allowance for loan losses was increased and provision for loan losses was decreased from amounts previously reported to reflect a correction of the qualitative reserve factors used to determine the general reserves and impairment amounts for specific reserves that the Bank utilized in calculating its allowance for loan losses as of June 30, 2009.  The adjustment in the qualitative reserve factors reflected second quarter trends in delinquent, classified and non-performing loans in the Bank’s loan portfolio, which were raised as part of the Bank’s regulatory examination by the FRB for the period ending June 30, 2009.  As a result, the Company concluded that the allowance for loan losses as of June 30, 2009 should be increased by $5,000,000 and determined to establish a valuation allowance for deferred tax assets of $5.6 million.  The correction was recorded in the three-month and six-month periods ended June 30, 2009 based upon the significant increase in the number of charge-offs experienced by the Company during the period, deterioration noted in the commercial real estate market, and changes in the various loss estimates on the Company’s nonperforming loan portfolio.  This correction also affected the amounts recorded as of and for the three and nine months ended September 30, 2009, including the valuation allowance for deferred tax assets that was initially reported during this period.

The effect of the restatement is as follows:

Consolidated Balance Sheets as of September 30, 2009

	As Reported	Adjustment	Restated
Allowance for loan losses	$(6,682,000)	$(3,925,000)	$(10,607,000)
Total net loans	$290,232,000	$(3,925,000)	$286,307,000
Accrued interest receivable and other assets	$9,064,000	$(888,000)	$8,176,000
Total assets	$387,900,000	$(4,813,000)	$383,087,000
Accumulated deficit	$(20,184,000)	$(4,813,000)	$(24,997,000)
Total shareholders’ equity	$21,655,000	$(4,813,000)	$16,842,000

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.  RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

Consolidated Statements of Operations

	For the three months ended September 30, 2009			For the nine months ended September 30, 2009
	As Reported	Adjustment	Restated	As Reported	Adjustment	Restated
Provision for loan losses	$1,075,000	$(1,075,000)	$-	$1,465,000	$3,925,000	$5,390,000
Net interest income after provision for loan losses	$1,787,000	$1,075,000	$2,862,000	$6,559,000	$(3,925,000)	$2,634,000
Loss before income tax expense (benefit)	$(1,654,000)	$1,075,000	$(579,000)	$(3,882,000)	$(3,925,000)	$(7,807,000)
Income tax expense (benefit)	$2,856,000	$(2,856,000)	$-	$2,023,000	$888,000	$2,911,000
Net loss	$(4,510,000)	$3,931,000	$(579,000)	$(5,905,000)	$(4,813,000)	$(10,718,000)
Net loss per common share
Basic and Diluted	$(0.77)	$0.68	$(0.09)	$(1.01)	$(0.82)	$(1.83)

Consolidated Statements of Cash Flows

	For the nine months ended September 30, 2009
	As Reported	Adjustment	Restated
Net loss	$(5,905,000)	$(4,813,000)	$(10,718,000)
Provision for loan losses	$1,465,000	$3,925,000	$5,390,000
Decrease in accrued interest receivable and other assets	$725,000	$888,000	$1,613,000

Certain amounts were also restated and additional disclosures are provided in the footnotes primarily in “Note 3 – Summary of Significant Accounting Policies, Income Taxes”, “Note 8 – Capital Ratios”, “Note 9 – Fair Value”, “Note 10 – Loans”, and “Note 11 – Allowance for Loan Losses.”

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

During the third quarter 2009, the Company recorded no income tax expense (benefit) as the increase in deferred tax assets was offset by a corresponding increase to the valuation allowance.  To the extent that the Company generates taxable income in a given quarter, the valuation allowance may be reduced to fully or partially offset the corresponding income tax expense.  Any remaining deferred tax asset valuation allowance will ultimately reverse through income tax expense when the Company can demonstrate a sustainable return to profitability that would lead management to conclude that it is more likely than not that the deferred tax asset will be utilized during the carryforward period.

The Worker, Homeownership, and Business Assistance Act of 2009 was passed during the fourth quarter of 2009 and will allow the Company to carry back its fiscal 2009 taxable loss up to five years.  This recently enacted legislation will enable the Company to record a federal income tax receivable of approximately $750,000 at December 31, 2009 and  reduce its’ recorded valuation allowance by the same amount in the fourth quarter 2009.

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

FASB ASC Topic 320, Investments - Debt and Equity Securities

FASB ASC Topic 320 provides new guidance on the recognition and presentation of an other-than-temporary impairment (“OTTI”) and requires additional disclosures.  The recognition provisions within this new guidance apply only to our debt securities classified as available-for-sale and held-to-maturity, while the presentation and disclosure requirements within this new guidance apply to both our debt and equity securities.  An impaired debt security will be considered other-than-temporarily impaired if we have the intent to sell or it more likely than not we will be required to sell prior to recovery of the amortized cost.  In these situations the OTTI recognized in net income (loss) is equal to difference between amortized cost and fair value.  If we do not expect recovery of the entire cost basis, even if we have no intention to sell the security, it will be considered an OTTI as well.  In this situation the new guidance requires we recognize OTTI by separating the loss between the amount representing the credit loss and the amount relating to other factors.  Credit losses will be recognized in net income and losses relating to other factors will be recognized in other comprehensive income (“OCI”).  FASB ASC Topic 320 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  FASB ASC Topic 320 requires a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption with a corresponding adjustment to accumulated OCI for that portion representing losses related to factors other than credit quality.  We adopted FASB ASC Topic 320 effective April 1, 2009.  The change in accounting principle had no impact on the recorded amounts in the consolidated financial statements.  The adoption disclosure effects of this new guidance are depicted in Note 4 – Investment Securities.

FASB ASC Topic 825, Financial Instruments

FASB ASC Topic 825 requires disclosures about the fair value of financial instruments for interim periods of publicly traded companies as well as in annual financial statements.  Fair value information along with the significant assumptions used to estimate fair value must be disclosed.  The adoption effects of this new guidance are depicted in Note 9 – Fair Value.

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

NOTE 6.  STOCK-BASED EMPLOYEE COMPENSATION

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

NOTE 7.  COMMON STOCK

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

The Bank’s actual capital amounts and ratios are presented in the following tables (amounts in thousands, except percentages):

			For Capital		To Be Well
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2009 (Restated):

Total Capital (to Risk-Weighted Assets)	$23,928	8.41%	>$22,768	>8.0%	>$28,460	>10.0%
Tier I Capital (to Risk-Weighted Assets)	$20,283	7.13%	>$11,384	>4.0%	>$17,076	> 6.0%
Tier I Capital (to Average Assets)	$20,283	5.37%	>$15,113	>4.0%	>$18,891	> 5.0%

			For Capital		To Be Well
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008:

Total Capital (to Risk-Weighted Assets)	$32,134	10.52%	>$24,428	>8.0%	>$30,535	>10.0%
Tier I Capital (to Risk-Weighted Assets)	$28,258	9.25%	>$12,214	>4.0%	>$18,321	> 6.0%
Tier I Capital (to Average Assets)	$28,258	7.21%	>$15,675	>4.0%	>$19,594	> 5.0%

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
•
Generally, this includes debt and equity securities and derivative contracts that are traded in an active exchange market (e.g. New York Stock Exchange), as well as certain US Treasury and US Government and agency mortgage-backed securities that are highly liquid and are actively traded in over-the-counter markets.

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

September 30, 2009	Level 1	Level 2	Level 3	Total
Financial Assets
Impaired loans (Restated)	$-	$-	$27,192,000	$27,192,000

December 31, 2008	Level 1	Level 2	Level 3	Total
Financial Assets
Impaired loans	$-	$-	$14,892,000	$14,892,000

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9.  FAIR VALUE (continued)

September 30, 2009	Level 1	Level 2	Level 3	Total
Non-Financial Assets
Other real estate owned	$-	$-	$1,786,000	$1,786,000

Impaired Loans

The fair value of impaired loans is based on the loan’s fair value of the collateral for collateral dependent loans.  The valuation allowance for impaired loans is included in the allowance for loan losses in the consolidated balance sheets.  The valuation allowance for impaired loans at September 30, 2009 was $1,231,000.  During the nine months ended September 30, 2009, the valuation allowance for impaired loans decreased $1,571,000 from $2,802,000 at December 31, 2008 as a result of loans being collected or charged off in full or in part.

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

Estimated Fair Values:  The estimated fair values of the Company’s material financial instruments as of September 30, 2009 are as follows:

	Carrying Value	Fair Value
	(Restated)	(Restated)
Financial Assets:
Cash and due from banks	$9,071,000	$9,071,000
Federal funds sold	$19,498,000	$19,498,000
Investment securities, held-to-maturity	$11,802,000	$12,174,000
Investment securities, available-for-sale	$35,340,000	$35,340,000
Restricted stock	$2,014,000	$2,014,000
Loans, net of allowance for loan losses	$286,307,000	$285,794,000
Accrued interest receivable	$1,379,000	$1,379,000
Financial Liabilities:
Noninterest-bearing demand deposits	$31,367,000	$31,367,000
Interest-bearing deposits	$311,836,000	$306,102,000
Borrowed funds	$21,436,000	$18,434,000
Accrued interest payable	$547,000	$547,000

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

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10.  LOANS

The composition of net loans as of September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009	December 31, 2008
Commercial, Financial and Agricultural	$30,496,000	$32,115,000
Real Estate - Construction	46,499,000	68,278,000
Real Estate – Mortgage	165,049,000	147,435,000
Installment loans to individuals	49,865,000	53,827,000
Lease Financing	5,641,000	4,636,000
Unrealized Loan Fees	(636,000)	(665,000)
Total loans	296,914,000	305,626,000
Less: allowance for loan losses	(10,607,000)	(8,531,000)
Net loans	$286,307,000	$297,095,000

Summaries of information pertaining to impaired and nonaccrual loans are as follows:

	September 30, 2009	December 31, 2008
Impaired loans without a valuation allowance	$24,536,000	$5,813,000
Impaired loans with a valuation allowance	2,656,000	11,881,000
Total impaired loans including troubled debt restructurings	27,192,000	17,694,000
Valuation allowance related to impaired loans	1,231,000	2,802,000
Average investment in impaired loans	22,727,000	10,348,000
Total non-accrual loans (included in impaired loans)	14,056,000	9,898,000

NOTE 11.  ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is calculated under FASB ASC Topic 310, Receivables and FASB ASC Topic 450, Contingencies.  Nonperforming and impaired loans are evaluated under FASB ASC Topic 310 using either the fair value of collateral or present value of future cash flow methods.  The Company evaluates all nonperforming and impaired loans using the fair value of collateral method since all non-performing and impaired loans are collateralized by real estate.  When a loan is evaluated using this method, a new appraisal of the primary and or secondary collateral is obtained and compared to the outstanding balance of the loans.  A specific reserve is added to the allowance for loan losses if a collateral shortfall exists.  On December 31, 2008, the amount of the specific reserve was $2,802,000 which was included in the total allowance for loan losses of $8,531,000.  During the nine months ended September 30, 2009, the Company charged off loans or portions of loans totaling $3,439,000 from the allowance for loan losses, made a provision of $5,390,000, including changes in qualitative factors, and had recoveries of $125,000, resulting in an allowance for loan losses balance of $10,607,000.

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.  ALLOWANCE FOR LOAN LOSSES (continued)

The following table shows changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category and additions to the allowance that have been charged to expenses for the periods presented.

	For the three months ended September 30,
	2009	2008
	(Restated)
Balance at beginning of period	$12,041,000	$2,974,000
Charge-offs:
Commercial, Financial, Agricultural	-	-
Real Estate – Construction	(1,504,000)	-
Real Estate – Mortgage	(32,000)	(17,000)
Consumer Installment loans	(19,000)	(48,000)
Lease Financing	-	-
	(1,555,000)	(65,000)
Recoveries:
Commercial, Financial, Agricultural	60,000	-
Real Estate – Construction	36,000	-
Real Estate – Mortgage	-	1,000
Consumer Installment loans	25,000	-
Lease Financing	-	-
	121,000	1,000
Net recoveries (charge-offs)	(1,434,000)	(64,000)
Provision for loan loss	-	105,000
Balance at end of period	$10,607,000	$3,015,000

Average loans outstanding (1)	$296,464,000	$301,035,000

Net charge-offs as a percentage of average loans (2)	1.92%	0.08%

(1) Includes loans held for sale and non-accruing loans
(2) Annualized

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.  ALLOWANCE FOR LOAN LOSSES (continued)

	For the nine months ended September 30,
	2009	2008
	(Restated)
Balance at beginning of period	$8,531,000	$2,891,000
Charge-offs:
Commercial, Financial, Agricultural	(238,000)	(32,000)
Real Estate – Construction	(2,939,000)	-
Real Estate – Mortgage	(182,000)	(238,000)
Consumer Installment loans	(80,000)	(124,000)
Lease Financing	-	-
	(3,439,000)	(394,000)
Recoveries:
Commercial, Financial, Agricultural	61,000	2,000
Real Estate – Construction	36,000	-
Real Estate – Mortgage	1,000	3,000
Consumer Installment loans	27,000	8,000
Lease Financing	-	-
	125,000	13,000
Net charge-offs	(3,314,000)	(381,000)
Provision for loan loss	5,390,000	505,000
Balance at end of period	$10,607,000	$3,015,000

Average loans outstanding (1)	$302,571,000	$308,421,000

Net charge-offs as a percentage of average loans (2)	1.46%	0.17%

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

NOTE 13.  WRITTEN AGREEMENT

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

Consolidated Results of Operations
Three Months Ended September 30, 2009 and 2008
(Unaudited)

The following discussion compares the results of operations for the three months ended September 30, 2009 (unaudited) to the results of operations for the three months ended September 30, 2008 (unaudited).  This discussion should be read in conjunction with the accompanying financial statements (unaudited) and related notes, as well as statistical information included in this Form 10-Q.

Net Loss. For the three months ended September 30, 2009, the net loss totaled $579,000, compared to net income of $79,000 for the three months ended September 30, 2008.  Decreased earnings for the three months ended September 30, 2009 were attributable primarily to a decrease in net interest income after provision for loan losses of $376,000, a decrease in noninterest income of $106,000 and an increase in noninterest expenses of $236,000.  Basic and diluted income (loss) per share for the three months ended September 30, 2009 and 2008 totaled ($0.09) and $0.01, respectively.

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

Provision for Loan Losses.  No provision for loan losses was made during the three months ended September 30, 2009.  Provision for loan losses was $105,000 for the three months ended September 30, 2009 and 2008.  As a result of an analysis of the loan portfolio, management concluded that the amount of the allowance for loan losses was sufficient and no provision was necessary in the third quarter of 2009.

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

Income Taxes.  During the second quarter of 2009, management determined that there was a need for a valuation allowance on the Company’s deferred tax assets.  Based on forecasts of the Company’s future profitability, management concluded full recognition of these tax assets was unlikely because it is more likely than not that this portion of the deferred tax assets will not be realized as a result of cumulative tax losses and uncertainties of future taxable income.  As a result, the Company recorded a tax benefit during the third quarter of 2009, but it was fully reserved through an increase in the valuation allowance.  During the three months ended September 30, 2008, we recorded income tax expense of $60,000 on income before taxes of $139,000, resulting in an effective tax rate of 43.2%.

Consolidated Results of Operations
Nine Months Ended September 30, 2009 and 2008
(Unaudited)

The following discussion compares the results of operations for the nine months ended September 30, 2009 (unaudited) to the results of operations for the nine months ended September 30, 2008 (unaudited).  This discussion should be read in conjunction with the accompanying financial statements (unaudited) and related notes, as well as statistical information included in this Form 10-Q.

Net Loss. For the nine months ended September 30, 2009, the net loss totaled $10,718,000, compared to net loss of $405,000 for the nine months ended September 30, 2008.  Decreased earnings for the nine months ended September 30, 2009 were attributable primarily to a decrease in net interest income after provision for loan losses of $6,537,000, management’s determination that there was a need for a valuation allowance of the Company’s deferred tax assets resulting in an increase in tax expense of $3,128,000, a decrease in noninterest income of $213,000 and an increase in noninterest expenses of $435,000.  Basic and diluted loss per share for the nine months ended September 30, 2009 and 2008 totaled $1.83 and $0.07, respectively.

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

Provision for Loan Losses. Provision for loan losses was $5,390,000 and $505,000 for the nine months ended September 30, 2009 and 2008.

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

Income Taxes.  We recorded income tax expense of $2,911,000 on loss before taxes of $7,807,000 for the nine months ended September 30, 2009.  During the second quarter of 2009, management determined that there was a need for a valuation allowance on the Company’s deferred tax assets.  Based on forecasts of the Company’s future profitability, management concluded full recognition of these tax assets was unlikely because it is more likely than not that this portion of the deferred tax assets will not be realized as a result of cumulative tax losses and uncertainties of future taxable income.  During the nine months ended September 30, 2008, we recorded an income tax benefit of $217,000 on loss before taxes of $622,000, resulting in an effective tax rate of 34.9% for the 2008 period.

Consolidated Financial Condition
At September 30, 2009 and December 31, 2008
(Unaudited)

The following discussion compares the financial condition at September 30, 2009 (unaudited) to the financial condition at December 31, 2008.  This discussion should be read in conjunction with the accompanying financial statements (unaudited) and related notes as well as statistical information included in this Form 10-Q.

Total Assets. Total assets increased $4.0 million, or 1.1%, to $383.1 million at September 30, 2009, compared to $379.1 million at December 31, 2008.  This was due to management’s efforts to increase the Bank’s net interest margin and liquidity.

Loans. Loans outstanding decreased $8.7 million, or 2.9%.  The decrease in loans was due primarily to normal contractual loan payments and/or payoffs in the loan portfolio and a decrease in originations of residential mortgage construction loans.

Allowance for Loan Losses.  The allowance for loan losses was $10.6 million at September 30, 2009 as compared to $8.5 million at December 31, 2008.  This increase was primarily due to a provision of $5.4 million and partially offset the charging off of certain loans that were impaired.  The ratio of the allowance for loan losses to total loans was 3.6% and 2.8% at September 30, 2009 and December 31, 2008, respectively.  The allowance for loan losses was increased and provision for loan losses was decreased from amounts previously reported to reflect adjustments of the qualitative factors in the allowance general reserves and impairment amounts within the allowance specific reserves that the Company’s wholly owned subsidiary, Sterling Bank, utilized in calculating the allowance for loan losses as of June 30, 2009. The adjustment in qualitative factors reflected third quarter adverse trends in delinquent, classified and non-performing loans in the Bank’s portfolio, which were raised as part of the Bank’s regulatory examinations by the FRB.  As a result of subsequent discussions with the FRB, the Company concluded that the allowance for loan losses as of June 30, 2009 should be increased by $5.0 million.  This adjustment also impacted reported amounts in the Original Filing.  The Company’s management has considered nonperforming assets and other assets of concern in establishing the allowance for loan losses.  The Company continues to monitor its allowance for possible loan losses and will make future additions or reductions in light of the level of loans in its portfolio and as economic conditions dictate.

The table below recaps loans accruing but past due 90 days or more, non-accrual loans, OREO (Other Real Estate Owned), and troubled debt restructurings as of the dates listed.

	September 30, 2009	December 31, 2008
	(Restated)
Restructured loans:
Real Estate – Construction	$1,012,000	$642,000
Real Estate – Mortgage	4,039,000	-
Total restructured loans	5,051,000	642,000
Loans accruing, but past due 90 days or more:
Commercial, Financial and Agricultural	75,000	92,000
Real Estate – Construction	2,006,000	2,360,000
Real Estate – Mortgage	454,000	178,000
Consumer Installment loans	41,000	77,000
Total loans accruing, but past due 90 days or more	2,576,000	2,707,000
Nonaccrual Loans:
Commercial, Financial and Agricultural	245,000	-
Real Estate – Construction	12,523,000	9,840,000
Real Estate – Mortgage	1,288,000	55,000
Total nonaccrual loans	14,056,000	9,895,000
Total nonperforming loans	21,683,000	13,244,000
Other Real Estate Owned	1,786,000	923,000
Total nonperforming assets	$23,469,000	$14,167,000
Non-performing loans/Total loans (1)	7.30%	4.33%
Non-performing assets/Total assets	6.13%	3.74%
Allowance for loan losses/Total non-performing loans	48.92%	64.41%
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

The Company had $14.1 million and $9.9 million, respectively, in loans on nonaccrual status at September 30, 2009 and December 31, 2008.  This increase is the result of 30 loans that the Company placed on nonaccrual status during the first nine months of 2009, less 4 that were transferred to other real estate owned, less 2 that were paid in full, less 1 that was sold.  Of the 30 loans that were placed on nonaccrual status during the first nine months of 2009, 15 were deemed impaired as of December 31, 2008 and no additional valuation reserve was needed for these loans during the first nine months of 2009.  The remaining 15 were classified impaired and put on nonaccrual status during the first nine months of 2009, and required $45,000 in valuation reserves.  Impaired loans increased by $9.5 million, or 54%, between December 31, 2008 and September 30, 2009; however, as a result of the charge offs or partial charge offs, the valuation reserve decreased by $1,571,000, or 56%.  Impaired loans without a valuation allowance increased $18.7 million since December 31, 2008 as a result of the Company designating new loans as impaired where the current appraisal supports the full amount of the loan and existing impaired loans, where the Company charged off or partially charged off $3.4 million during the nine months ended September 30, 2009, based upon current appraisals obtained by the Company or, serving as a proxy, a 40% reduction in appraised value on older appraisals.

Restructured loans increased $4.5 million, from $0.6 million as of December 31, 2008 to $5.3 million as of September 30, 2009, primarily as a result of the Company’s implementation of a term principal amortization plan for certain residential spot lot construction loans.  The process of modifying these construction loans to principal amortizing loans is completed in order for the Company to begin receiving principal reductions on these loans.  As a result of certain changes in terms under which these loans were modified, seven of these loans are considered troubled debt restructurings and included within impaired loans.

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

Unimpaired commercial real estate loans analyzed decreased $28.3 million, or 21%, between December 31, 2008 and September 30, 2009 due to payments, payoffs, loans converted to mini-perms and loans characterized as impaired.  Unimpaired spot lot construction loans, a component type within the real estate - construction portfolio, had their qualitative adjustment factors increased an average of 91% due to the risk present in this portfolio segment and the increasing historical charge off qualitative factor.  As a result of the above mentioned activity during the first nine months of 2009, management concluded that a provision for loan losses of $5,390,000 was needed during the first nine months of 2009.

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

Shareholders’ Equity.  Shareholders’ equity decreased by $10.3 million, or 37.9%, mainly as a result of our net loss, partially offset by a decrease in other comprehensive loss.

Comparative Average Balances, Interest and Yields:

	Three Months Ended
	September 30, 2009			September 30, 2008
	(Restated)
	Average Balance	Interest Income/Expense	Annual Yield/Cost	Average Balance	Interest Income/Expense	Annual Yield/Cost
Assets
Loans, net (1)	$285,952,000	$4,294,000	5.96%	$298,773,000	$5,125,000	6.90%
Investment securities (2)	49,003,000	465,000	3.77	28,955,000	318,000	4.41
Due from banks and Federal funds sold	15,435,000	5,000	0.12	4,852,000	21,000	1.72
Total interest-earning assets	350,390,000	4,764,000	5.39	332,580,000	5,464,000	6.61

Allowance for loan losses	(12,025,000)			(3,006,000)
Other assets	44,879,000			48,636,000
Total assets	$383,244,000			$378,210,000

Liabilities and shareholders’ equity
Time deposits	$200,451,000	$1,407,000	2.79%	$181,059,000	1,636,000	3.59%
NOW/MMDA/savings accounts	108,937,000	225,000	0.64	105,213,000	349,000	1.32
Borrowed funds	22,121,000	270,000	4.83	9,821,000	136,000	5.48
Total interest-bearing liabilities	331,509,000	1,902,000	2.28	296,093,000	2,121,000	2.85

Noninterest-bearing demand deposits	33,175,000			37,971,000
Other liabilities	1,591,000			1,430,000
Shareholders’ equity	16,969,000			42,716,000
Total liabilities and shareholders’ equity	$383,244,000			$378,210,000

Net interest income		$2,862,000			$3,343,000

Interest rate spread (3)			3.11%			3.76%

Net interest margin (4)			3.24%			4.00%

	Nine Months Ended
	September 30, 2009			September 30, 2008
	(Restated)
	Average Balance	Interest Income/Expense	Annual Yield/Cost	Average Balance	Interest Income/Expense	Annual Yield/Cost
Assets
Loans, net (1)	$288,230,000	$12,799,000	5.94%	$301,245,000	$15,839,000	7.02%
Investment securities (2)	48,930,000	1,450,000	4.47	34,412,000	1,093,000	4.24
Due from banks and Federal funds sold	16,122,000	17,000	0.14	9,479,000	161,000	2.27
Total interest-earning assets	353,282,000	14,266,000	5.40	345,136,000	17,093,000	6.62

Allowance for loan losses	(9,650,000)			(2,866,000)
Other assets	44,703,000			48,393,000
Total assets	$388,335,000			$390,663,000

Liabilities and shareholders’ equity
Time deposits	$201,309,000	$4,743,000	3.15%	$194,283,000	5,926,000	4.07%
NOW/MMDA/savings accounts	107,584,000	699,000	0.87	103,211,000	1,068,000	1.38
Borrowed funds	22,215,000	800,000	4.81	9,882,000	423,000	5.72
Total interest-bearing liabilities	331,108,000	6,242,000	2.52	307,376,000	7,417,000	3.22

Noninterest-bearing demand deposits	33,333,000			38,422,000
Other liabilities	498,000			1,856,000
Shareholders’ equity	23,396,000			43,009,000
Total liabilities and shareholders’ equity	$388,335,000			$390,663,000

Net interest income		$8,024,000			$9,676,000

Interest rate spread (3)			2.88%			3.40%

Net interest margin (4)			3.04%			3.74%
________________________________
(1)	Includes loans held for sale. Also includes loan fees, which are not material. Does not include loans on nonaccrual.
(2)	Yields are not on a tax-equivalent basis.
(3)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer previously concluded that our disclosure controls and procedures were effective as of September 30, 2009 and management reported that there was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

As a result of the restatement of our financial statements as discussed in Note 2 to the accompanying unaudited condensed consolidated financial statements a re-evaluation was performed as of September 30, 2009, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2009, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required due to a material weakness in our internal control over financial reporting.

Our conclusion was primarily related to our review and reassessment of management’s policies and procedures for the monitoring and timely evaluation of and revision to management’s approach for assessing credit risk inherent in the loan portfolio to reflect changes in the economic environment in the allowance for loan losses.

The Company has restated its condensed consolidated financial statements as of and for the three and nine months ended September 30, 2009 in this Form 10Q/A as discussed in Note 2 to the accompanying financial statements.  The Company has taken certain other remedial actions as of the date of filing of this Form−10Q/A and believes that the consolidated financial statements included in this Form−10Q/A present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

The Company has identified a material weakness as described above.  There were no other changes in the Company’s internal control over financial reporting (as defined in Rules 13a−15(f) and 15d−15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Not Applicable.

ITEM 3.  Defaults Upon Senior Securities.

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.  Other Information.

None.

ITEM 6.  Exhibits.

The following are filed as exhibits to this report:

15	Accountants’ Letter re: Unaudited Financial Information
31.1	Certification of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

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