Form 10-K
period 2009-12-31
Sterling Banks, Inc.
filed 2010-04-15
CIK 1358697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
____________

FORM 10-K

(Mark One)

[ X ] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009

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

Securities registered pursuant to Section 12(b) of the Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES _   NO _X_

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  YES _   NO _X_

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  X    NO __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.   YES         NO __

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                                                    ☐                                           Accelerated filer ☐
Non-accelerated filer                                                      ☐                                           Smaller reporting company☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES   NO   X

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the sale price of the registrant's Common Stock as of June 30, 2009, was $9,858,318 ($1.87 per share times 5,271,828 shares of Common Stock held by non-affiliates).

As of April 13, 2010, there were 5,843,362 outstanding shares of the registrant's Common Stock.

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

These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, which are subject to change based on various important factors (some of which are beyond the Company’s control).  The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; the effect that maintaining regulatory capital requirements could have on the growth of the Company; inflation; changes in prevailing short term and long term interest rates; national and global liquidity of the banking system; changes in loan portfolio quality; adequacy of loan loss reserves; changes in the rate of deposit withdrawals; changes in the volume of loan refinancings; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance), including the increase in the cost of FDIC insurance; technological changes; changes in consumer spending and saving habits; findings of the Bank’s examinations by the Federal Reserve Bank of Philadelphia (the “FRB”); changes in the local competitive landscape, including the acquisition of local and regional banks in the Company’s geographic marketplace; possible impairment of intangible assets, specifically core deposit premium from the Company’s acquisition of Farnsworth; the ability of our borrowers to repay their loans; the uncertain credit environment in which the Company operates; the ability of the Company to close the transaction with Roma Financial, trends in interest rates; the ability of the Company to manage the risk in its loan and investment portfolios; the ability of the Company to reduce noninterest expenses and increase net interest income, its growth, results of possible collateral collections and subsequent sales; and the success of the Company at managing the risks resulting from these factors.

The Company cautions that the above-listed factors are not exclusive.  The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Item 1.  Description of Business.

General

The Company is a bank holding company headquartered in Burlington County, New Jersey, with assets of $369.8 million as of December 31, 2009.  Our main office is located in Mount Laurel, New Jersey with nine other Community Banking Centers located in Burlington and Camden Counties, New Jersey.  We believe that this geographic area represents an attractive banking market with a diversified economy.  We began operations in December 1990 with the purpose of serving consumers and small to medium-sized businesses in our market area.  We have chosen to focus on the higher growth areas of western Burlington County and eastern Camden County.  We believe that understanding the character and nature of the local communities that we serve, and having first-hand knowledge of customers and their needs for financial services enable us to compete effectively and efficiently.  All references to “we,” “us,” “our,” and “ours” and similar terms in this report refers to the Company and its subsidiaries, collectively, except where the context otherwise requires.

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

On March 17, 2010, the Company and Roma Financial Corporation (“Roma”), the parent company of Roma Bank (“Roma Bank”), entered into an Agreement and Plan of Merger pursuant to which the Company will merge with a newly formed subsidiary of Roma (the “Roma Merger”).  Under the terms of the merger agreement, which has been approved by the boards of directors of both the Company and Roma, Roma will acquire all of the outstanding shares of the Company for a total purchase price of approximately $14.7 million in cash, or $2.52 per share for each share of common stock outstanding.  Concurrent with the Roma Merger, it is expected that the Bank will merge with and into Roma Bank.  It is expected that the Roma Merger will be completed in the third quarter of 2010.  For additional disclosure about the Roma Merger, see the Company’s Current Report on Form 8-K filed on March 19, 2010.

Development of the Branch Network.  We have achieved our growth by expanding our branch presence into markets we have identified as growth opportunities.  We began a period of facility expansion in September 1996 with the opening of our second branch in Cherry Hill, New Jersey.  This was followed by the opening of new branches in Southampton Township-Vincentown (December 1998), Maple Shade (May 1999), Medford (May 2000), Voorhees (November 2005), and Delran (June 2007).  In addition, as a result of the Merger, we acquired four branches in Bordentown, Florence and Evesham Township-Marlton (March 2007) and one that was subsequently closed in Mount Laurel (September 2007).  Each of these full-service Community Banking Centers is carefully positioned to deliver competitively priced and personalized products and services with customer convenient banking hours during both traditional and non-traditional hours of availability.  We continue to evaluate possible sites for the establishment of new branches, but we have no definitive plans to open any branches in the near future.

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

           Experienced Personnel.  The members of our executive management have an average of 34 years of banking experience in providing quality service to consumers and businesses in the southern New Jersey region.

In addition, all of our executive officers have experience with larger institutions and have chosen to affiliate with a community-oriented organization serving consumers and small to medium-sized businesses.  Our ability to meet market service expectations with skilled, locally based and experienced staff has significantly enhanced the market acceptance of our service-centered approach.

Lending Activities

Loan Portfolio

General. We engage in a variety of lending activities, which are primarily categorized as commercial and consumer lending.  Commercial lending (consisting of commercial real estate, commercial business, construction and other commercial lending) is currently our main lending focus.  Sources to fund loans are derived primarily from deposits.

We generate substantially all of our loans in the State of New Jersey, with a significant portion in Burlington and Camden Counties.  At December 31, 2009, our loan portfolio totaled approximately $300.5 million.

At December 31, 2009, our lending limit to one borrower under applicable regulations was approximately $4.9 million, or approximately 15% of capital funds.

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

	December 31,
	2009	2008	2007	2006	2005
Commercial, Financial and Agricultural	$30,371,000	$32,115,000	$30,209,000	$29,097,000	$30,443,000
Real Estate – Construction	41,558,000	68,278,000	80,486,000	85,902,000	77,499,000
Real Estate – Mortgage	171,465,000	147,435,000	141,237,000	73,666,000	72,020,000
Installment loans to individuals	50,453,000	53,827,000	52,291,000	45,179,000	38,714,000
Lease Financing	7,291,000	4,636,000	8,345,000	9,439,000	6,662,000
Total loans	$301,138,000	$306,291,000	$312,568,000	$243,283,000	$225,338,000

           Loan Maturity. The following table sets forth the contractual maturity of the Company's loan portfolio at December 31, 2009.

	Due within 1 year	Due after 1 through 5 years	Due after 5 years	Total
Commercial, Financial and Agricultural	$16,879,000	$11,175,000	$2,317,000	$30,371,000
Real Estate - Construction	40,727,000	831,000	-	41,558,000
Real Estate – Mortgage	8,299,000	28,212,000	134,954,000	171,465,000
Installment loans to individuals	375,000	1,299,000	48,779,000	50,453,000
Lease Financing	461,000	6,830,000	-	7,291,000
Total amount due	$66,741,000	$48,347,000	$186,050,000	$301,138,000

The following table sets forth the dollar amount of all loans due after December 31, 2010, which have predetermined interest rates and which have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
Commercial, Financial and Agricultural	$9,794,000	$3,698,000	$13,492,000
Real Estate - Construction	631,000	200,000	831,000
Real Estate – Mortgage	143,925,000	19,241,000	163,166,000
Installment loans to individuals	50,078,000	-	50,078,000
Lease Financing	6,830,000	-	6,830,000
Total	$211,258,000	$23,139,000	$234,397,000

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

Construction Loans.  Construction loans are made on a short-term basis for both residential and non-residential properties and are secured by land and improvements.  Construction loans are usually for a term of 9 to 21 months.  The Company has a general policy of not providing interest reserves for construction loans advanced.  However, each loan structure includes a 5% contingency/holdback reserve created to provide for successful project completion, and/or unanticipated project developments.  Interest reserves are a means through which a lender builds in, as a part of the loan approval, the amount of the monthly interest for a specified period of time.  While the capitalization of interest on loans is not part of the Company’s standard underwriting practice, we have, on some occasions, allowed interest to be capitalized as a part of the contingency/holdback reserve allocation associated with the project.  As of December 31, 2009, the Company had no loans outstanding for which the 5% contingency/holdback reserve has been drawn upon.  This portfolio includes what we commonly refer to as “spot lot” construction loans.  These loans represent approximately 72% of the real estate – construction loan portfolio as of December 31, 2009.

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

Residential Mortgage Loans

Our residential mortgage loan portfolio consists of home equity lines of credit and loans, and primary and first lien residential mortgages.  We generate substantially all of our residential mortgage loans in our market area and maintain strict underwriting guidelines throughout the residential mortgage portfolio.  In addition, and as a result of the current economic environment, we have also provided mini-permanent financing on certain former construction loans where the certificate of occupancy has been obtained and where the permanent financing was lost to the borrower by independent third parties.  These loans are generally for three years with a twenty-five year amortization.  As of December 31, 2009, approximately $10 million was outstanding in these mini-permanent loans.

Installment Loans to Individuals

We offer a full range of consumer installment loans.  Installment loans to individuals consist of automobile loans, boat loans, mobile home loans, personal loans, and overdraft protection.

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

Borrowings.  Deposits are the primary source of funds for the Company's lending and investment activities as well as for general business purposes; however, should the need arise, the Company may access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements.  The Company maintains the ability to borrow funds on an overnight basis under secured and unsecured lines of credit with correspondent banks.  In addition, the Company had advances totaling $14.2 million from the FHLB as of December 31, 2009, with $2.2 million maturing within 1 year, with a fixed rate of 3.43%, $2.2 million maturing within two years, with a fixed rate of 3.85%, $2.3 million maturing within three years, with a fixed rate of 4.11%, and $7.5 million maturing within four years, with a fixed rate of 4.25%, none of which can be prepaid without penalty.

On May 1, 2007, Sterling Banks Capital Trust I, a Delaware statutory business trust and a wholly-owned subsidiary of the Company (the “Trust”), issued $6.2 million of variable rate capital trust pass-through securities (“capital securities”) to investors.  The variable interest rate re-prices quarterly after five years at the three month LIBOR plus 1.70% and was 6.744% as of December 31, 2008.  The Trust purchased $6.2 million of variable rate junior subordinated deferrable interest debentures from the Company.  The debentures are the sole asset of the Trust.  The terms of the junior subordinated debentures are the same as the terms of the capital securities.  The Company has also fully and unconditionally guaranteed the obligations of the Trust under the capital securities.  The capital securities are redeemable by the Company on or after May 1, 2012 at par, or earlier if the deduction of related interest for federal income taxes is prohibited, classification as Tier I Capital is no longer allowed, or certain other contingencies arise.  The capital securities must be redeemed upon final maturity of the subordinated debentures on May 1, 2037.  Proceeds of approximately $4.5 million were contributed in 2007 to paid-in capital of the Bank.  The remaining $1.5 million was retained at the Company for future use.  If the Company determines that there is a need to preserve capital or improve liquidity, the ability exists to defer interest payments for a maximum of five years.  During the second, third and fourth quarters of 2009, the Company elected to defer the interest payments due.  Further, pursuant to the terms of the Agreement with the Regulators, the Company will not make any interest payments in the future without prior approval from the Regulators.  For additional disclosure, see Note 20, Written Agreement of the Notes to our Consolidated Financial Statements.

The following table sets forth information regarding the Company’s borrowed funds:

	At December 31,
	2009	2008	2007
Amount outstanding at year end	$20,436,000	$22,186,000	$16,700,000
Weighted average interest rate at year end	4.9%	4.8%	5.0%
Maximum outstanding at any month end	$22,186,000	$22,186,000	$16,700,000
Average outstanding	$21,962,000	$12,975,000	$6,327,000
Weighted average interest rate during the year	4.8%	5.3%	5.9%

Competition

We experience substantial competition in attracting and retaining deposits and in making loans.  In attracting depositors and borrowers, we compete with commercial banks, savings banks, and savings and loan associations, as well as regional and national insurance companies, regulated small loan companies, local credit unions, regional and national issuers of money market funds and corporate and government borrowers.  The principal market presently served by us has approximately 85 offices of other financial institutions.  In New Jersey generally, and in our Burlington and Camden County market specifically, large commercial banks, as well as savings banks and savings and loan associations, hold a dominant market share.  By virtue of their larger capital and asset size, many such institutions have substantially greater lending limits and other resources than we have and, in certain cases, lower funding costs (the price a bank must pay for deposits and other borrowed monies used to make loans to customers).  In addition, many such institutions are empowered to offer a wider range of services, including international banking and trust services.

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

           Sterling Bank is a commercial bank that commenced operations on December 7, 1990.  The Bank is chartered by the New Jersey Department of Banking and Insurance and is a member of the Federal Reserve System and the Federal Deposit Insurance Corporation.  The Bank maintains its principal office at 3100 Route 38 in Mount Laurel, New Jersey and has ten other full service branches.  The Bank’s primary deposit products are checking, savings and term certificate accounts, and its primary loan products are consumer, residential mortgage and commercial loans.

Insurance of Deposits.  Our deposits are normally insured up to a maximum of $100,000 per depositor under the Bank Insurance Fund of the FDIC.  Pursuant to the Emergency Economic Stabilization Act of 2008, the maximum deposit insurance amount per depositor has been increased from $100,000 to $250,000 until December 31, 2013.  The FDIC has established a risk-based assessment system for all insured depository institutions.  Under the risk-based assessment system in 2009, deposit insurance premium rates range from 7 to 77.5 basis points, with our deposit insurance premium having been assessed at 32 basis points of deposits.  In 2009, the FDIC adopted an interim rule which permits the FDIC to impose an emergency special assessment of up to 10 basis points on all insured depository institutions whenever, the FDIC estimates that the fund reserve ratio will fall to a level that the FDIC believes would adversely affect public confidence or to a level close to zero or negative at the end of a calendar quarter.

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

Prompt Corrective Action.  Under the Federal Deposit Insurance Act, the federal banking agencies possess broad powers to take “prompt corrective action” as deemed appropriate for an insured depository institution and its holding company.  The extent of these powers depends upon whether the institution in question is considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  Generally, the smaller an institution’s capital base in relation to its total assets, the greater the scope and severity of the agencies’ powers.  Business activities may also be influenced by an institution’s capital classification.  At December 31, 2009, we exceeded the required ratios for classification as “adequately capitalized.”  For additional discussion of capital requirements, we refer you to Note 13, Regulatory Matters of the Notes to our Consolidated Financial Statements.

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

On July 28, 2009, the Company and the Bank entered into a Written Agreement (the “Agreement”) with the FRB and the New Jersey Department of Banking and Insurance (collectively, the “Regulators”).  The Agreement is based on findings of the Regulators identified in an examination of the Bank that commenced on January 5, 2009.  Pursuant to this Agreement, neither the Company nor Bank is permitted to declare or pay any dividends.  For additional discussion of capital requirements, we refer you to Note 20, Written Agreement of the Notes to our Consolidated Financial Statements.

In 2009 and 2008, we did not pay a cash dividend, and we have no plans to do so in 2010.  Our future dividend policy is subject the terms of the Agreement and to the discretion of our Board of Directors and will depend upon a number of factors, including future earnings, financial conditions, cash needs, general business conditions and applicable dividend limitations.  Further, the Company's ability to pay cash dividends to shareholders will depend largely on the Bank’s ability to pay dividends to the Company. We have distributed a 5% stock dividend, accounted for as a stock split, each year during the period from 1997 through 2002 and from 2004 through 2006.  In 2007, we distributed a 21 for 20 stock split, effected in the form of a 5% common stock dividend.  Currently, we have no plans to declare additional stock dividends or splits.

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

A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well capitalized, well managed and have at least a satisfactory rating under the Community Reinvestment Act.  The Company may elect to become a financial holding company but has not done so as of December 31, 2009.

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

Sarbanes-Oxley Act.  The Sarbanes-Oxley Act of 2002 required changes in some of our corporate governance, securities disclosure and compliance practices.  In particular, Section 404 of the Sarbanes-Oxley Act requires public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting.  Beginning with the Annual Report on Form 10-K for our 2010 fiscal year, the independent registered public accounting firm auditing the Company’s financial statements must attest to and report on the effectiveness of the Company’s internal control over financial reporting.  The costs associated with the implementation of this requirement, including documentation and testing, have not been estimated by us.  Moreover, if we are ever unable to conclude that we have effective internal control over financial reporting, or if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting for any future year-ends as required by Section 404, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

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

Temporary Liquidity Guarantee Program.  Pursuant to the EESA, the maximum deposit insurance amount per depositor has been increased from $100,000 to $250,000 until December 31, 2013.  Additionally, on October 14, 2008, after receiving a recommendation from the boards of the FDIC and the Federal Reserve, and consulting with the President of the United States, the Secretary of the Treasury signed the systemic risk exception to the FDIC Act, enabling the FDIC to establish its Temporary Liquidity Guarantee Program (“TLGP”). Under the transaction account guarantee program of the TLGP, the FDIC will fully guarantee, until June 30, 2010, all non-interest-bearing transaction accounts, including NOW accounts with interest rates of 0.5 percent or less and IOLTAs (lawyer trust accounts).

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

Employees.  As of December 31, 2009, we had 95 full-time and 20 part-time employees.  Our employees are not represented by a collective bargaining agent.  We believe the relationship with our employees to be good.

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

The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan.  Given the current economic situation and particularly the adverse impact on the market for real estate, which constitutes nearly all the collateral for approximately 71% of our loans, we cannot be sure we are adequately secured. Management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality.  Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and for specific loans when their ultimate collectability is considered questionable.

If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future losses, or if the bank regulatory authorities require us to increase the allowance for loan losses as a part of their examination process, our earnings and capital could be significantly and adversely affected.

As of December 31, 2009, our allowance for loan losses was $9.9 million, which represented 3.30% of outstanding loans.  At such date, we had 50 loans on nonaccrual status.  Although management believes that our allowance for loan losses is adequate, there can be no assurance that the allowance will prove sufficient to cover future loan losses.  Further, although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to our non-performing or performing loans.  Additions to our allowance for loan losses would result in a decrease in our net income and capital, and could have a material adverse effect on our financial condition and results of operations.

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

Recent insured institution failures, as well as deterioration in banking and economic conditions, have significantly increased FDIC loss provisions, resulting in a decline in the designated reserve ratio to historical lows. The FDIC expects a higher rate of insured institution failures in the next few years compared to recent years; thus, the reserve ratio may continue to decline.  In addition, EESA temporarily increased the limit on FDIC coverage to $250,000 through December 31, 2013.  These developments will cause the premiums assessed to us by the FDIC to increase.

On February 27, 2009, the FDIC announced an interim rule imposing a special emergency assessment after June 30, 2009, of up to 10 basis points, if necessary, to maintain public confidence in FDIC insurance. These higher FDIC assessment rates and special assessments could have an adverse impact on our results of operations.

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

In addition to the financial strength and cash flow characteristics of the borrower in each case, we often secure our loans with real estate collateral.  As of December 31, 2009, approximately 71% of our loans had real estate as a primary, secondary or tertiary component of collateral.  Real estate values and real estate markets are generally affected by, among other things, changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies, and acts of nature.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower.  As real estate prices in our markets decline, the value of the real estate collateral securing our loans will be further reduced.  If we are required to liquidate the collateral securing a loan during a period of reduced real estate values to satisfy the debt, our earnings and capital could be adversely affected.

Our legal lending limits are relatively low and restrict our ability to compete for larger customers.

At December 31, 2009, our lending limit per borrower was approximately $4.9 million, or approximately 15% of our capital.  Accordingly, the size of loans that we can offer to potential borrowers is less than the size of loans that many of our competitors with larger capitalization are able to offer.  We may engage in loan participations with other banks for loans in excess of our legal lending limits.  However, there can be no assurance that such participations will be available at all or on terms which are favorable to us and our customers.

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

We have a limited history of paying cash dividends on our common stock.  We paid our first cash dividend to our shareholders in February 2004.  Although we subsequently paid cash dividends on a quarterly basis, the Company has not paid a cash dividend since the third quarter of 2007 and there is no assurance that the Company will resume paying cash dividends in the future.  Future payment of cash dividends, if any, will be pursuant to the Agreement and the discretion of the Board of Directors and will be dependent upon a number of factors including financial condition, cash needs, general business conditions and applicable legal limitations, including meeting regulatory capital requirements.  See Item 5, “Market for Common Equity and Related Stockholder Matters,” below.

Our management and significant shareholders control a substantial percentage of our stock and therefore have the ability to exercise substantial influence over our affairs.

As of December 31, 2009, our directors and executive officers beneficially owned approximately 806,000 shares, or approximately 14%, of our common stock, including options with the vested right to purchase approximately 234,000 shares, in the aggregate, of our common stock at exercise prices ranging from $3.80 to $10.90 per share.  In addition, approximately 7% of our common stock is controlled by a non-management shareholder.  Also, approximately 5% of our common stock is controlled by an institutional investor.  Because of the large percentage of stock held by our directors and executive officers and other significant shareholders, these persons could influence the outcome of any matter submitted to a vote of our shareholders.

We may issue additional shares of common stock, which may dilute the ownership and voting power of our shareholders and the book value of our common stock.

We are currently authorized to issue up to 15,000,000 shares of common stock.  Of that amount, approximately 5,843,362 shares were issued and outstanding as of December 31, 2009.  Our Board of Directors has authority, without action or vote of the shareholders (except to the extent required under applicable rules of the Nasdaq Capital Market), to issue all or part of the authorized but unissued shares.  A total of 566,638 shares of common stock have been granted and are outstanding on December 31, 2009. As of December 31, 2009, options to purchase a total of 311,248 shares were exercisable and had exercise prices ranging from $3.80 to $10.90.  Any such issuance will dilute the percentage ownership interest of shareholders and may further dilute the book value of our common stock.

Our common stock is not insured and you could lose the value of your entire investment.

An investment in shares of our common stock is not a deposit and is not insured against loss by the government.

Risks Related to Our Industry

The capital and credit markets have experienced unprecedented levels of volatility.

During 2008, the capital and credit markets experienced extended volatility and disruption.  In the third and fourth quarters of 2008 and continuing in 2009, the volatility and disruption reached unprecedented levels.  In response to the financial conditions affecting the banking system and financial markets and the potential threats to the solvency of investment banks and other financial institutions, the U.S. government has taken unprecedented actions.  These actions include the government assisted acquisition of Bear Stearns by JPMorgan Chase, the federal conservatorship of Fannie Mae and Freddie Mac, and the plan of the Treasury Department to inject capital and to purchase mortgage loans and mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets or particular financial institutions. Investors should not assume that these governmental actions will necessarily benefit the financial markets in general, or the Company in particular.  Investors should not assume that the government will continue to intervene in the financial markets at all.  Investors should be aware that governmental intervention (or the lack thereof) could materially and adversely affect the Company’s business, financial condition and results of operations.

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

As directed by Section 404 of the Sarbanes-Oxley Act, the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting.  Under the SEC’s current rules, we began to comply with this requirement with our 2007 annual report.  Beginning with our 2010 fiscal year, the independent registered public accounting firm auditing the Company’s financial statements must attest to and report on the effectiveness of the Company’s internal control over financial reporting.  The costs associated with the implementation of this requirement, including documentation and testing, have not been estimated by us.  If we are ever unable to conclude that we have effective internal control over financial reporting or, if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting for any future year-ends as required by Section 404, we may incur additional costs to rectify the deficiency and investors could lose confidence in the reliability of our financial statements, either of which could result in a decrease in the value of our securities.

Risks Related to the Roma Merger

If the Roma Merger is not completed, the Company will continue to be subject to the written agreement that it entered into with the Federal Reserve Bank of Philadelphia and the New Jersey Department of Banking and Insurance.

The Company entered into a written agreement with the FRB and the New Jersey Department of Banking and Insurance relating to the conduct of its business and addressing various matters, including credit underwriting standards, reserve levels for nonperforming loans, regulatory capital levels and earnings, as well as management concerns which resulted from these credit, capital and earnings concerns. If the Roma Merger is not completed, these factors may limit the conduct of the Company’s business and may result in a reduction of earnings of the Company.  This in turn may prolong the Bank’s inability to pay dividends to the Company without regulatory approval, eliminating the Company’s ability to pay distributions on its trust preferred securities and dividends on its common stock.  Further, the actions that the Company may be required to take to comply with the Agreement may include obtaining additional capital.  No assurance can be given that the Company would be successful in raising additional capital, or if the additional capital can be obtained that it would be on terms favorable to the Company and not detrimental to the interests of the Company’s shareholders.

The need for regulatory approval may delay the date of completion of the Roma Merger or may diminish the benefits of the Roma Merger.

Roma is required to obtain approval of the merger from the Office of Thrift Supervision prior to completing the Roma Merger.  Satisfying any requirements of the Office of Thrift Supervision may delay the date of completion of the Roma Merger and may adversely affect the Company’s results of operations. If the Company is required to increase its allowance for loan losses, its nonperforming assets increase, or it continues to incur losses as a result of such delay, Roma may have the right to terminate the merger agreement under certain provisions of the merger agreement.

If the performance of our loan portfolio continues to deteriorate, our nonperforming assets will increase and we will need to increase our allowance for loan losses, which may give Roma the right to terminate the merger agreement and elect not to complete the Roma Merger.

If our loan portfolio continues to deteriorate, our nonperforming assets will increase and we may need to increase our allowance for loan losses.  Roma has the right to terminate the merger agreement if our nonperforming assets for the period from January 1, 2010 through the closing date exceed $30,000,000.   In addition, if we are required to increase our allowance for loan losses, it will increase our losses and decrease our stockholders’ equity and tangible common equity.  If our tangible common equity is less than $9,900,000 at the closing date, Roma has the right to terminate the merger agreement and elect not to complete the Roma Merger.

The Roma Merger may distract management from their other responsibilities.

The Roma Merger could cause the management of the Company to focus its time and energies on matters relating to the merger that would otherwise be directed to the business and operations of the Company.  Any such distraction on the part of the Company’s management, if significant, could affect its ability to service existing business and develop new business and adversely affect the business and earnings of the Company if the Roma Merger is not consummated.

If the Roma Merger is not completed, the Company will have incurred substantial expenses without its shareholders realizing the expected benefits.

If the Roma Merger is not completed, the Company expects to incur approximately $300,000 in merger-related expenses, exclusive of any termination fee.  These expenses would likely have an adverse impact on the earnings of the Company.  No assurance can be given that the Roma Merger will be completed.

The termination fee and the restrictions on solicitation contained in the merger agreement may discourage other companies from trying to acquire the Company.

Until completion or termination of the Roma Merger, the Company is prohibited from soliciting, initiating, encouraging, or with some exceptions, considering any inquiries or proposals that may lead to a proposal or offer for a merger or other business combination transaction with any person other than Roma. In addition, the Company has agreed to pay a termination fee of $745,000 to Roma under certain specified circumstances.  These provisions could discourage other companies from trying to acquire the Company even though those other companies might be willing to offer greater value to the Company shareholders than Roma has agreed to pay in the merger.  Absent the successful completion of a business combination with another company, the payment of the termination fee would have a material adverse effect on the financial condition of the Company.

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

Item 4.  Reserved.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and IssuerPurchases of Equity Securities.

Our common stock is listed on the Nasdaq Capital Market.  The number of shareholders of record of our common stock, as of December 31, 2009, was 498.

For information with respect to Equity Compensation Plans see Item 12 (“Equity Compensation Plan Information”).

The table below presents the high and low sales prices reported for our common stock as reported by the NASDAQ Capital Market for the periods indicated.  Sale prices have been adjusted for stock splits and dividends.

NASDAQ Capital Market
Year	Quarter	High price	Low price
2009	4th	$1.52	$0.42
	3rd	1.80	1.08
	2nd	3.39	0.70
	1st	1.63	0.50
2008	4th	$3.50	$0.88
	3rd	5.50	2.49
	2nd	5.54	2.90
	1st	7.25	4.75

Dividends

The holders of our common stock are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available therefor.  Our ability to pay cash dividends is limited by applicable state and federal law and the Agreement.  See "Item 1. Description of Business – Regulation – Restriction on Dividends".

In 2009 and 2008, we did not pay a cash dividend, and we have no plans to do so in 2010.  The Company has not paid a cash dividend since the third quarter of 2007 and there is no assurance that the Company will resume paying cash dividends in the future.

Future payments of dividends, if any, is subject to the Agreement and the discretion of our Board of Directors and will depend upon a number of factors, including future earnings, financial conditions, cash needs, general business conditions and applicable legal limitations, including meeting regulatory capital requirements.  Further, the Company's ability to pay cash dividends to shareholders will depend largely on the Bank’s ability to pay dividends to the Company.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements and the reliability of financial reporting.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on our assessment, we believe that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.  This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  As disclosed in management’s quarterly reports on internal control over financial reporting, filed in the Company’s Quarterly Report on Form 10-Q/A for the three and six months ended and the three and nine months ended June 30 and September 30, 2009, respectively, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30 and September 30, 2009 identified a material weakness in our internal control over financial reporting.

Our conclusion was primarily related to our review and reassessment of management’s policies and procedures for the monitoring and timely evaluation of and revision to management’s approach for assessing credit risk inherent in the loan portfolio to reflect changes in the economic environment in the allowance for loan losses.  The Company is in the process of establishing new policies and procedures with respect to how management’s approach for assessing credit risk inherent in the loan portfolio to reflect changes in the economic environment in the allowance for loan losses will be completed on a timely basis.

The Company has restated its condensed consolidated financial statements as of and for the three and six months and three and nine months ended June 30 and September 30, 2009, respectively, on Form 10Q/A.

Other than the change discussed above, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires the Company’s executive officers and directors, and persons who own more than 10% of the Common Stock (collectively, “Reporting Persons”), to file reports of ownership and changes in ownership of the Common Stock with the Securities and Exchange Commission and to provide copies of those reports to the Company.  The Company is not aware of any person who presently is the beneficial owner, as defined under Section 16(a), of more than 10% of its Common Stock.  Based solely upon a review of the copies of such forms received by the Company or written representations from Reporting Persons, the Company believes that, with respect to fiscal year 2009, all Reporting Persons complied with all applicable filing requirements under Section 16(a).

Board of Directors

The bylaws of the Company provide that the Board of Directors shall consist of not less than five nor more than 25 directors, with the exact number fixed by the Board of Directors.  The Board of Directors currently consists of eleven members.  Directors serve for a term of one year and until their successors are duly elected and qualified.

The following table sets forth certain information concerning the Board of Directors:

Name	Director Since (1)	Position Held With Us
S. David Brandt, Esq. (2) (3) (5) (8)	1990	Director

Jeffrey Dubrow (7)	1990	Director

A. Theodore Eckenhoff (2) (3) (5) (8)	1990	Chairman of the Board, Director

R. Scott Horner (6) (7)	1998	Executive Vice President and Chief Financial Officer, Director

James L. Kaltenbach, M.D. (2) (4) (6) (7)	1992	Director

Robert H. King (2) (3) (6) (7)	1993	President and Chief Executive Officer, Director

G. Edward Koenig, Jr. (3) (7)	2007	Director

John J. Maley, Jr., CPA (2) (3) (4)	2007	Director

Ronald P. Sandmeyer (2) (3) (4) (8)	1990	Director

Jeffrey P. Taylor (2) (4) (5)	1990	Director

James W. Yoh, PhD. (4) (7)	2001	Director
_________________________________
(1)         Refers to the year the individual first became a director of Sterling Bank and/or the Company.
(2)         Executive Committee
(3)         Loan Committee
(4)         Audit Committee
(5)         Compensation Committee
(6)         Asset/Liability Management and Investment Committee
(7)         Community Reinvestment Committee
(8)         Governance and Nominating Committee

Biographical Information and Qualifications

The principal occupation of and certain other information about, each of our directors and executive officers is set forth below.

Directors

S. David Brandt, Esq., 75, has been an attorney in the firm of Hyland Levin, LLP, from 2009 to the present.  From 2002 until 2009, Mr. Brandt was a partner at the law firm of Ballard Spahr Andrews & Ingersoll, LLP in Voorhees, New Jersey.  From 1971 until 2001, Mr. Brandt was a partner at the law firm of Brandt, Haughey in Moorestown, New Jersey.  Mr. Brandt has been a member of Sterling Bank’s (the “Bank”) Board of Directors since 1990 and a member of the Company’s Board of Directors since 2006.  In nominating Mr. Brandt, the Board of Directors considered as important his legal expertise in real estate development which enhances the Board’s understanding of local and regional markets and their impact on the Company.

Jeffrey Dubrow, 49, has been President of Duco Corporation, a custom builder and developer, since 1983 and, since 1991, Mr. Dubrow has been the managing partner of Sibo Partners, an investment company, each of which is located in Moorestown, New Jersey.  Since 2001, Mr. Dubrow has been owner of Duco Holdings LLC and since 2003 he has been owner of Mansfield Land Investment Corporation.  Mr. Dubrow was the President of CPB Inc., an architectural millwork company located in Winslow, New Jersey, from 1995 until its sale in 2002.  Mr. Dubrow has been a member of Sterling Bank’s Board of Directors since 1990 and a member of the Company’s Board of Directors since 2006.  In nominating Mr. Dubrow, the Board of Directors considered his ability to exercise independent judgment and extensive involvement in residential construction and real estate which strengthens the knowledge of the Board on this area.

A. Theodore Eckenhoff, 72, has been self-employed as a farmer since 2002.  From 1982 until 2002, Mr. Eckenhoff was President and Chief Executive Officer of Eckenhoff Buick in Cherry Hill, New Jersey.  Mr. Eckenhoff has been a member of Sterling Bank’s Board of Directors since 1990 and a member of the Company’s Board of Directors since 2006.  In nominating Mr. Eckenhoff, the Board of Directors considered as important his years of business and management experience as well as his community involvement which has enhanced the Company through his leadership of the Board.

R. Scott Horner, 59, has been our Executive Vice President and Chief Financial Officer since 1997, a member of Sterling Bank’s Board of Directors since 1998 and a member of the Company’s Board of Directors since 2006.  In nominating Mr. Horner, the Board of Directors considered as important his management, leadership and financial background in banking which has enhanced the Board's understanding of the industry.

James L. Kaltenbach, M.D., 67, is a physician and has been a principal of South Jersey Pediatric Associates since January 1982, a member of Sterling Bank’s Board of Directors since 1992 and a member of the Company’s Board of Directors since 2006.  In nominating Mr. Kaltenbach, the Board of Directors considered as important his ability to exercise independent judgment and involvement with the local community which brings extensive knowledge to his position as Chairman of the Community Reinvestment Act Committee.

Robert H. King, 62, has served as our President and Chief Executive Officer and as a member of Sterling Bank’s Board of Directors since 1993 and a member of the Company’s Board of Directors since 2006.  In nominating Mr. King, the Board of Directors considered as important his political and business experience and financial expertise which has been invaluable to the Company.

G. Edward Koenig, Jr., 68, is a licensed real estate sales agent for Falconer & Bell Realtors in Bordentown, New Jersey.  Mr. Koenig is a past chairman and current member and trustee of the Burlington County Military Affairs Committee.  Mr. Koenig has been a member of Sterling Bank’s and the Company’s Board of Directors since 2007.  In nominating Mr. Koenig, the Board of Directors considered as important, his hard work and integrity, involvement with the community and residential real estate expertise which adds to the board's understanding of local markets.

John J. Maley, Jr., CPA, 61, is the owner of John J. Maley, Jr. CPA/RMA accounting practice in Bordentown City formed in 1985.  Mr. Maley is also a licensed public school accountant and certified municipal finance officer.  Mr. Maley has been a member of Sterling Bank’s and the Company’s Board of Directors since 2007.  In nominating Mr. Maley, the Board of Directors considered as important his extensive accounting knowledge and involvement with the community, bringing this knowledge to his position as Chair of the Loan Committee.

Ronald P. Sandmeyer, 79, has served as Chairman of the Board of Sandmeyer Steel Company in Philadelphia, Pennsylvania since 1998, and served as President and CEO from 1969 to 1998.  He is a Co-Founder, past Chairman and past President of Sterling Bank and a member of Sterling Bank’s Board of Directors since 1990 and a member of the Company’s Board of Directors since 2006.  In nominating Mr. Sandmeyer, the Board of Directors considered as important his years of business and academic experience as well as his long term commitment to the Company which enhances the overall expertise of the Board.

Jeffrey P. Taylor, 58, has served in the Engineering Department for the Township of Burlington, New Jersey since 2008.  From 2005 until 2008, Mr. Taylor served as City Engineer/Director, City of Burlington, New Jersey.  From 1997 until 2005, Mr. Taylor served as President of Environmental Resolutions, Inc., an environmental engineering firm in Mount Laurel, New Jersey.  Mr. Taylor has been a member of Sterling Bank’s Board of Directors since 1990 and a member of the Company’s Board of Directors since 2006. In nominating Mr. Taylor, the Board of Directors considered as important his management background and ability to exercise independent judgment which has strengthened his roll as Chair of the Audit Committee.

James W. Yoh, PhD., 63, has been President and Chief Executive Officer of Galaxy Technology LLC since June 2004.  From 1988 until July 2005, Mr. Yoh also served as President and Chief Executive Officer of Galaxy Scientific Corporation.  Dr. Yoh has been a member of Sterling Bank’s Board of Directors since 2001 and a member of the Company’s Board of Directors since 2006.  In nominating Mr. Yoh, the Board of Directors considered as important his years of business and academic experience and accomplishments which have been invaluable to the Company.

Executive Officers (who are not also directors)

John Herninko, 61, has been an Executive Vice President of Sterling Bank and the Company since 2007 and Senior Vice President since 1997 and our Senior Loan Officer since 1995.  From 1994 until 1995, Mr. Herninko served as a Vice President in our commercial lending area.

Dale F. Braun, Jr., 46, has been a Senior Vice President of Sterling Bank and the Company since 2006 and our Controller since 1998.  From 1993 until 1998, Mr. Braun served as our Accounting Manager.

Kimberly A. Johnson, 46, has been a Senior Vice President of Sterling Bank and the Company since 2006 and has served as our Administrative Officer since 1998.  From 1992 until 1998, Ms. Johnson served as one of our mangers, concentrating in both retail banking and consumer lending areas.

Theresa S. Valentino Congdon, 52, has been a Senior Vice President and Senior Retail Officer of Sterling Bank since 2001 and the Company since 2006.  From 1990 to 2001, Ms. Valentino Congdon served as one of our Vice Presidents, concentrating in both the commercial and consumer lending areas.

Meetings and Committees of the Board

During 2009, the Company’s Board of Directors held 12 regular meetings and 1 special meeting, and Sterling Bank’s Board of Directors held 12 regular meetings.  Established committees of the Board of Directors are the Executive Committee, Loan Committee, Audit Committee, Compensation Committee, Asset/Liability Management and Investment Committee, Community Reinvestment Committee and Governance and Nominating Committee.  In addition, the Board has created ad-hoc committees from time to time for particular purposes.

No Director attended fewer than 75% of the total meetings of the Board of Directors and committees on which such Director served during the year ended December 31, 2009, other than Director Yoh.

Governance and Nominating Committee and Nomination of Directors

The Governance and Nominating Committee consists of Directors Eckenhoff (Chair), Brandt and Sandmeyer. The Governance and Nominating Committee monitors corporate governance matters, reviews possible candidates for the Board of Directors and recommends qualified candidates for election as directors of the Company. The Governance and Nominating Committee operates under a formal charter that governs its duties and standards of performance, a copy of which is available on our website (www.sterlingnj.com).

Under state and federal banking law, the directors of the Company are subject to extensive scrutiny.  In addition, state banking law requires directors to maintain a minimum ownership level in the Company’s Common Stock.  While all director candidates must satisfy strong ethical standards, there are no express minimum qualifications for director candidates.  Historically, the Company has considered the following criteria in connection with the evaluation of director candidates:

•	How their service as a director will benefit the Company
•	How they are expected to interact with the full Board of Directors and management
•	Director candidates should come from the Company’s market areas
•	Their business leadership and local community involvement

In addition, since the Company’s inception, share ownership also has been a significant factor in selecting candidates for director, and will continue to be a significant factor in the Governance and Nominating Committee’s review process.

The Governance and Nominating Committee will consider director nominees recommended by shareholders in accordance with the procedures set forth in the Company’s Bylaws.  Anyone wishing to submit a candidate must provide written notice recommending the candidate for election at the next Annual Meeting of the shareholders to the Secretary of the Company at 3100 Route 38, Mount Laurel, New Jersey 08054, not later than the latest date upon which shareholder proposals must be submitted for inclusion in the Company’s proxy statement under the federal securities laws or, if no such rules apply, at least 90 days in advance of the anniversary of the preceding year’s Annual Meeting.  If the election will be held via special meeting, the notice must be given at least 30 days prior to the printing of the Company’s proxy materials or, if no such proxy materials are being distributed, at least the close of business on the fifth day following the date on which notice of such meeting is given to the shareholder. The notification must include:

•	The name and address of each proposed nominee
•	The name and residence address of the shareholder
•	The number of shares of stock owned by the shareholder

               •       A description of any arrangements or understandings between the shareholder, each nominee and any other person pursuant to which the nomination was made by the shareholder
•
Such other information regarding the nominee as would be required to be included in a proxy statement filed pursuant to the proxy rules of the SEC had the nominee been nominated by the Board of Directors

•	The consent of each nominee to serve as a director of the Company if so elected

Candidates nominated by shareholders must meet all regulatory qualifications as well as conditions for coverage under the Company’s insurance policies.  Shareholder nominees will be evaluated on the basis of the same criteria that all other director nominees are evaluated.

Historically, the Board of Directors has acted as a group to identify individuals who could be considered as viable Board members.  The Company expects to continue that practice.  When an individual director identifies a potential candidate, he or she will be encouraged to bring that individual’s name to the Governance and Nominating Committee for consideration.  In evaluating all potential candidates, the Governance and Nominating Committee will strive to complement and strengthen the skills within the existing Board to maintain a balance of knowledge, experience and capability.  The Company has not engaged a third party or parties to identify or evaluate or assist in evaluating potential nominees for directorship.

Audit Committee

The Audit Committee presently consists of Directors Taylor (Chair), Eckenhoff (Ex-Officio), Kaltenbach, Maley, Sandmeyer, and Yoh.  The Audit Committee assists the Board of Directors in fulfilling its oversight of the audit and integrity of the Company’s financial statements; the qualifications, independence and performance of the Company’s independent auditor; the adequacy and effectiveness of the Company’s accounting, auditing and financial reporting processes; and the Company’s compliance with legal and regulatory requirements.  The duties of the Audit Committee include the selection and appointment of the Company’s independent auditor, and meeting with the Company’s independent auditor, with and without management present, to discuss the conduct of its audit and the overall integrity of the Company’s accounting, auditing, and financial reporting processes.

Our Board of Directors has determined that the Company does not have an “audit committee financial expert” (as defined in regulations adopted under the Securities Exchange Act of 1934) serving on the Audit Committee.  However, the Board believes that the substantial financial and business experience and knowledge of the members of the Audit Committee are sufficient to enable the Audit Committee to properly perform all of its duties and responsibilities.  The Board of Directors annually reviews the Audit Committee charter and a copy is available on our website (www.sterlingnj.com).  The Audit Committee meets on a regular basis at least quarterly, and it met 8 times during the year ended December 31, 2009.

Code of Ethics

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

Item 11.  Executive Compensation.

The following table sets forth certain information regarding our President and Chief Executive Officer and our two most highly-compensation executive officers who were serving as such as of the fiscal year ended December 31, 2009 (the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Robert H. King, President and Chief Executive Officer	2009	$210,097	$-	$-	$-	$-	$-	$271 (5)	$210,368
	2008	$214,424	$-	$-	$28,600 (2)	$12,077	$-	$338 (5)	$255,439
John Herninko, Executive Vice President and Senior Loan Officer	2009	$136,315	$-	$-	$-	$-	$-	$967 (5)	$137,282
	2008	$137,923	$-	$-	$21,450 (3)	$10,749	$-	$4,307 (5)	$174,429
R. Scott Horner, Executive Vice President and Chief Financial Officer	2009	$135,303	$-	$-	$-	$-	$-	$970 (5)	$136,273
	2008	$137,234	$-	$-	$21,450 (4)	$11,400	$-	$4,080 (5)	$174,164

(1)	The amounts reported in this column reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

(2)	20,000 options are exercisable at $3.80 and expire on 6/24/18.

(3)	9,239 options are exercisable at $10.90 and expire on 3/28/16. 6,000 options are exercisable at $7.70 and expire on 11/27/17. 15,000 options are exercisable at $3.80 and expire on 6/24/18.

(4)	9,116 options are exercisable at $10.90 and expire on 3/28/16. 6,000 options are exercisable at $7.70 and expire on 11/27/17. 15,000 options are exercisable at $3.80 and expire on 6/24/18.

(5)	Represents employer contributions to the Company’s 401(k) plan.

Narrative Disclosure to Summary Compensation Table

The executive compensation policies of the Company are designed to foster the complementary objectives of attracting and retaining quality executive leadership and maximizing shareholder growth. Base salary is a critical element of executive compensation because it provides our executive officers with a base level of bi-weekly income.  Base compensation is set annually within these midpoints based upon internal factors involving the individual executive’s experience, past performance, job scope and complexity and external factors involving general economic conditions and overall corporate performance.  The Company also grants stock options under its Employee Stock Option Plans (defined below) and cash incentives under its Incentive Compensation Plan (defined below) in an effort to link compensation to the Company’s long-term growth and to provide executives with an incentive to achieve and surpass targeted performance goals.  The annual short term incentive opportunities available under the Incentive Compensation Plan reward executive and senior officers for the achievement of the Company and for individual performance objectives.  The Employee Stock Option Plans provides equity-incentives that create a long-term link between the compensation provided to executive officers with gains realized by shareholders.

Employment/Change-in-Control Agreements

The Company has entered into an employment agreement with Mr. King effective January 25, 2006, as amended on December 26, 2007, for a term of three years (“Term of Employment”) and extending daily until Mr. King reaches the age of 65.  The agreement provides for salary and benefits to be paid to Mr. King for services rendered as President and Chief Executive Officer.  Mr. King’s current salary is $210,097 and he also is eligible to receive discretionary bonuses.  The Company may terminate Mr. King’s employment without Cause (as defined in the agreement), or Mr. King may terminate his employment with Good Reason (as defined in the agreement) with 30 days written notice to the Company.  If the Company terminates Mr. King’s employment without Cause or if Mr. King terminates his employment with Good Reason, the Company shall pay Mr. King an amount equal to three times his highest annualized base salary during the Term of Employment plus an average of the annual bonuses paid to him during the three years preceding the year of termination.  This amount shall be paid over a three period in 36 equal monthly installments.  In addition, Mr. King shall receive a continuation of any welfare benefits he would be participating in at the time of termination for a period of three years.

The above payments of salary, bonus and continuation of benefits also apply in the event of a “change in control”, except that Mr. King has 180 days from that event occurring to terminate his employment.  If a “change in control” as defined in Mr. King’s employment agreement were to have occurred on December 31, 2009, Mr. King would have been entitled to receive approximately $683,887 in the aggregate, plus continuation of his welfare benefits he was receiving from the Company, if his employment had been terminated without Cause or if he terminated it with Good Reason.

The Company has employed John Herninko as its Senior Loan Officer since 1995 and as an Executive Vice President since 2007.  Mr. Herninko does not have an employment contract with the Company and is an “at will” employee.  His current salary is $136,315, he participates in the Incentive Compensation Plan and he may receive discretionary bonuses.

The Company has employed R. Scott Horner as its Executive Vice President and Chief Financial Officer since 1997.  Mr. Horner does not have an employment contract with the Company and is an “at will” employee.  His current salary is $135,303, he participates in the Incentive Compensation Plan and he may receive discretionary bonuses.

The Company has entered into change-in-control agreements with Mr. Herninko and Mr. Horner which provides for their employment for a term of 24 months (“Term of Employment”) from the date of any change in control at their then base salary and with benefits at least comparable to those received by them prior to the change in control.  The agreements provide that in the event the Company terminates their employment for any reason other than for Cause (as defined in the agreement), or within 30 days of any “change in control” they elect to terminate their employment, they shall be entitled to receive a lump sum cash amount equal to two times their salary and shall receive a continuation of their normal benefits for the balance of the Term of Employment.  In the event that the Company terminates their employment during the final 23 months of their Term of Employment, or they terminate their employment for Good Reason (as defined in the agreement), they will be entitled to receive their current salary as of the date of termination payable in equal monthly installments for the duration of the Term of Employment, as well as a continuation of normal benefits and certain fringe benefits, including two times the value of the Company’s annual reimbursement limit for club dues and automobile expenses.  As a condition to the receipt of any post-termination payments under the agreements, they are required to execute a release agreement, which, among other things, releases the Company from any claim arising out of their employment with the Company, and prohibits them from disparaging the Company.  If they should die during the Term of Employment following any such termination, the Company shall pay to his executors, administrators or personal representatives a lump sum in cash equal to the aggregate amount of the remaining salary payments for the Term of Employment.  A “change in control” is defined in the agreement to mean a consolidation or merger of the Company, in which the Company is not the continuing or surviving entity; any sale, lease, exchange or other transfer of substantially all of the Company’s assets; or any person or group (not including present members of the Board of Directors) becoming the beneficial owner of 25% or more of the Company’s outstanding voting securities.  If a “change in control” was to have occurred on December 31, 2009 and Mr. Herninko and Mr. Horner had each elected to terminate their employment with the Company, they would have been entitled to receive approximately $272,630 and $270,606, respectively, under these agreements, plus a continuation of their existing benefits as noted.

Incentive Compensation Plan

In 2007, the Company adopted an incentive compensation plan for selected executives of the Company.  Each executive officer participates in the incentive plan.  Awards under the incentive plan are based on a series of criteria which are established annually by the Board of Directors. Awards are, however, subject to the discretion of the Board of Directors.  The maximum cash incentive that any named executive officer may receive under the incentive plan is 25% of the individual's annual salary.  The performance goals consist of targets for return on assets, as compared to a regional peer group; targets for return on assets, as compared to all New Jersey banks as a group; and a qualitative assessment of the individual's contributions during the annual period of the review.  Each assessment area is weighted as 33% of the formula.  The annual assessments are completed during the first quarter of the year and consider the progress of the Company and the individual during the previous annual period.  The Compensation Committee of the Board of Directors, consisting of independent directors, is responsible to the Board for administration of the program.  All awards under the incentive plan are paid in cash in a lump sum payment.  During 2009, there were no such awards given under the plan.

Employees Stock Option Plans

As a part of the reorganization of the Bank, the Company adopted and assumed the Bank’s 1998 Employee Stock Option Plan and 2003 Employee Stock Option Plan (the “Bank Plans”).  In 2008, the Company’s shareholders approved the Company’s 2008 Employee Stock Option (together with the Bank Plans, the “Employee Stock Option Plans”).  The Employee Stock Option Plans were adopted by the Company to provide full-time officers and employees with an added incentive to perform at a high level and encourage the employee’s continued employment at the Bank by increasing their proprietary interest in the success of the Company and the Bank.  Options to purchase up to 691,104 shares of our common stock may be granted under the Employee Stock Option Plans.  A total of 468,656 shares have been reserved for issuance under options outstanding as of December 31, 2009.  Persons eligible to receive options under the Employee Stock Option Plans are the management employees of the Bank, but exclude persons who may own 10% or more of the outstanding common stock at the time of the grant.  As of December 31, 2009, approximately 37 officers and employees the Company and the Bank were eligible to hold options to purchase under the Employee Option Plans.  The Employee Stock Option Plans contemplate the grant of incentive stock options.  All future grants of employee options, if any, will be granted under the 2008 Employee Stock Option Plan.

There were no individual awards of stock options made in 2009.  The individual awards of stock options made to the Named Executive Officers during 2008 were determined by the Board of Directors based on the recommendation of the Option Committee. In making the recommendation, the Option Committee considered the total number of options to be granted and the profitability of the Bank and the Company as well as the level of individual performance and contribution to the Company of each of the Named Executive Officers.

Outstanding Equity Awards at Fiscal Year End

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that have not Vested	Market Value of Shares or units of Stock that have not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested
Robert H. King (1)	1,445	-	-	$6.48	03/25/13	-	-	-	-
	60,775	-	-	8.23	04/26/14	-	-	-	-
	23,153	-	-	8.70	03/22/15	-	-	-	-
	2,000	18,000	-	3.80	06/24/18	-	-	-	-
John Herninko (2)	4,020	-	-	6.86	12/01/10	-	-	-	-
	1,445	-	-	6.48	03/25/13	-	-	-	-
	4,863	-	-	7.66	11/25/13	-	-	-	-
	8,682	-	-	9.07	11/23/14	-	-	-	-
	2,894	-	-	8.70	03/22/15	-	-	-	-
	2,771	6,468	-	10.90	05/28/16	-	-	-	-
	1,200	4,800	-	7.70	11/27/17	-	-	-	-
	1,500	13,500	-	3.80	06/24/18	-	-	-	-
R. Scott Horner (3)	4,020	-	-	6.86	12/01/10	-	-	-	-
	1,445	-	-	6.48	03/25/13	-	-	-	-
	4,863	-	-	7.66	11/25/13	-	-	-	-
	8,682	-	-	9.07	11/23/14	-	-	-	-
	2,894	-	-	8.70	03/22/15	-	-	-	-
	2,734	6,382	-	10.90	05/28/16	-	-	-	-
	1,200	4,800	-	7.70	11/27/17	-	-	-	-
	1,500	13,500	-	3.80	06/24/18	-	-	-	-

(1)  All unexercised options granted to Mr. King vested as of 12/31/09, except the awards expiring 06/24/18, which vest as follow:

06/24/18 Expiration
06/24/10 = 2,000
06/24/11 = 2,000
06/24/12 = 2,000
06/24/13 = 2,000
06/24/14 = 2,000
06/24/15 = 2,000
06/24/16 = 2,000
06/24/17 = 2,000
06/24/18 = 2,000

(2)  All unexercised options granted to Mr. Herninko vested as of 12/31/09, except the awards expiring 05/28/16, 11/27/17 and 06/24/18, which vest as follow:

05/28/16 Expiration                              11/27/17 Expiration                               06/24/18 Expiration

01/01/10 = 924                                       11/28/10 = 600                                       06/24/10 = 1,500
01/01/11 = 924	11/28/11 = 600	06/24/11 = 1,500
01/01/12 = 924	11/28/12 = 600	06/24/12 = 1,500
01/01/13 = 924	11/28/13 = 600	06/24/13 = 1,500
01/01/14 = 924	11/28/14 = 600	06/24/14 = 1,500
01/01/15 = 924	11/28/15 = 600	06/24/15 = 1,500
01/01/16 = 924	11/28/16 = 600	06/24/16 = 1,500
08/27/17 = 600	06/24/17 = 1,500
                                                                                                                                06/24/18 = 1,500

(3)  All unexercised options granted to Mr. Horner vested as of 12/31/09, except the awards expiring 05/28/16, 11/27/17 and 06/24/18, which vest as follow:

05/28/16 Expiration                              11/27/17 Expiration                               06/24/18 Expiration
01/01/10 = 912                                       11/28/10 = 600                                       06/24/10 = 1,500
01/01/11 = 912	11/28/11 = 600	06/24/11 = 1,500
01/01/12 = 911	11/28/12 = 600	06/24/12 = 1,500
01/01/13 = 912	11/28/13 = 600	06/24/13 = 1,500
01/01/14 = 911	11/28/14 = 600	06/24/14 = 1,500
01/01/15 = 912	11/28/15 = 600	06/24/15 = 1,500
01/01/16 = 912	11/28/16 = 600	06/24/16 = 1,500
08/27/17 = 600	06/24/17 = 1,500
                                                                                                                                06/24/18 = 1,500

Directors’ Compensation

The following table sets forth the compensation paid to our directors for the fiscal year ended December 31, 2009:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
S. David Brandt, Esq.	$7,425	$-	$-	$-	$-	$-	$7,425
Jeffrey Dubrow	$7,875	$-	$-	$-	$-	$-	$7,875
A. Theodore Eckenhoff	$14,100	$-	$-	$-	$-	$-	$14,100
James L. Kaltenbach, M.D.	$12,975	$-	$-	$-	$-	$-	$12,975
G. Edward Koenig	$12,900	$-	$-	$-	$-	$-	$12,900
John J. Maley, Jr., CPA	$12,675	$-	$-	$-	$-	$-	$12,675
Ronald P. Sandmeyer	$10,575	$-	$-	$-	$-	$-	$10,575
Jeffrey P. Taylor	$8,700	$-	$-	$-	$-	$-	$8,700
James W. Yoh, Ph.D.	$6,675	$-	$-	$-	$-	$-	$6,675

Compensation Arrangements

For each regular meeting of the Board of Directors attended in person, each member will receive $600.  Members of the committees of the Board of Directors receive $450 for attendance at each committee meeting.

Directors’ fees are not paid to any Director who is also an employee of the Company.  Directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors and committees of the Board.

Directors Stock Option Plan

As a part of the Reorganization of the Bank, the Company adopted and assumed the Bank’s 1998 Director Stock Option Plan (the “1998 Director Plan”).  The 1998 Director Plan expired in 2003.  In 2008, the Company’s shareholders approved the Company’s 2008 Director Stock Option Plan (the “2008 Director Plan”).  The 2008 Director Plan was adopted to provide non-employee directors of the Company an incentive to contribute to the growth and prosperity of the Company and to assist the Company in attracting and retaining directors through a grant of common stock.

The aggregate number of shares which may be issued pursuant to the exercise of options granted under both director plans is 126,982.  A total of 97,982 shares have been reserved for issuance under options outstanding as of December 31, 2009.  Each plan is administered by the Option Committee.  As of December 31, 2009, 9 directors of the Company were eligible to hold options under the 2008 Director Plan.  All future option grants, if any, will be granted under the 2008 Director Option Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth information regarding our equity compensation plans as of December 31, 2009:

Plan Category	Number of shares of Common Stock to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of shares of Common Stock remaining available for future issuance under equity compensation plans (excluding options reflected in column (a)) (c)
Equity compensation plans approved by shareholders	566,638	$7.20	251,448
Equity compensation plans not approved by shareholders	not applicable	not applicable	not applicable
Total	566,638	$7.20	251,448

Security Ownership of 5% Holders

The following table sets forth certain information, as of December 31, 2009, with respect to the beneficial ownership of shares of Common Stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of Common Stock.  Except as indicated in the footnotes to the table, the persons and entities named in the table have sole voting and investment power with respect to all shares of common stock which they respectively own beneficially.

	Number of Shares Beneficially Owned (1)	Percent of Company Common Stock (1)
Jeffrey P. Orleans (2)	387,017	6.62%

Wellington Management Company, LLP (3)	308,843	5.29%

(1)
Beneficial ownership is based on 5,843,362 outstanding shares of common stock as of December 31, 2009.  The securities “beneficially owned” by an individual are determined in accordance with the regulations of the Securities and Exchange Commission and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of the individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power.  A person is also deemed to beneficially own shares of common stock which such person does not own but has the right to acquire as of December 31, 2009.

(2)
Based solely on information provided to us by the named beneficial owner, Jeffrey P. Orleans, One Greenwood Square, 3333 Street Road, Bensalem, Pennsylvania 19020.  Mr. Orleans owns 342,424 shares directly and has voting and investment power over, and 44,593 shares owned by Orleans Investment Land Associates, LP, a limited partnership of which Mr. Orleans owns 100% of the corporate general partner.  Mr. Orleans is the Chairman and Chief Executive Officer of Orleans Homebuilders, Inc.

(3)
Information provided by Schedule 13F under the Securities Exchange Act of 1934 filed by the named beneficial owner, Wellington Management Company, LLP, 75 State Street, Boston, MA, 02109 in its capacity as investment advisor, are owned of record by clients of Wellington Management.  Wellington Management has sole power to vote on 224,685 shares and sole power to dispose of all 308,843 shares.

Security Ownership of Management

The following table sets forth certain information, as of March 31, 2010, with respect to the beneficial ownership of shares of Common Stock by each of our directors and executive officers.  Each director and/or executive officer is also a director and/or executive officer of our subsidiaries (Sterling Bank and Sterling Banks Capital Trust I).  Except as indicated in the footnotes to the table, the persons and entities named in the table have sole voting and investment power with respect to all shares of common stock which they respectively own beneficially.  The address for each person below is 3100 Rout 38, Mt. Laurel, New Jersey 08054.

	Number of Shares Beneficially Owned (1)	Percent of Company Common Stock (1)
S. David Brandt, Esq. (2) Director	27,846	0.48%

Dale F. Braun, Jr. (3) Senior Vice President and Controller	28,506	0.49%

Jeffrey Dubrow (4) Director	22,132	0.38%

A. Theodore Eckenhoff (5) Chairman of the Board	84,361	1.44%

John Herninko (6) Executive Vice President and Senior Lending Officer	33,673	0.58%

R. Scott Horner (7) Director, Executive Vice President and Chief Financial Officer	70,828	1.21%

Kimberly A. Johnson (8) Senior Vice President and Corporate Services Officer	29,654	0.51%

James L. Kaltenbach, M.D. (9) Director	39,033	0.67%

Robert H. King (10) Director, President and Chief Executive Officer	132,049	2.26%

G. Edward Koenig (11) Director	21,102	0.36%

John J. Maley, Jr., CPA (12) Director	17,877	0.31%

Ronald P. Sandmeyer (13) Director	133,692	2.29%

Jeffrey P. Taylor (14) Director	126,361	2.16%

Theresa S. Valentino Congdon (15) Senior Vice President and Senior Retail Officer	30,733	0.53%

James W. Yoh, PhD. (16) Director	11,645	0.20%

All Directors and Executive Officers of the Company as a Group (15 persons) (17)	809,492	13.85%

(1)
Beneficial ownership is based on 5,843,362 outstanding shares of common stock as of December 31, 2009.  The securities “beneficially owned” by an individual are determined in accordance with the regulations of the Securities and Exchange Commission and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of the individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power.  A person is also deemed to beneficially own shares of common stock which such person does not own but has the right to acquire as of December 31, 2009.

(2)	Includes 4,253 shares held by Mr. Brandt’s wife, 2,779 shares held by Mr. Brandt in an Individual Retirement Account and an option to purchase 3,509 shares.

(3)           Includes 7,167 shares held jointly with Mr. Braun’s wife and an option to purchase 21,339 shares.

(4)	Includes 810 shares held by Mr. Dubrow as custodian for his child, 1,528 shares held in an Individual Retirement Account and an option to purchase 3,509 shares.

(5)	Includes 7,450 shares held by Mr. Eckenhoff’s wife, 8,138 shares held in an Individual Retirement account, and an option to purchase 3,509 shares.

(6)	Includes 4,047 shares held jointly with Mr. Herninko’s wife, 1,326 shares held in an Individual Retirement Account and an option to purchase 28,300 shares.

(7)	Includes 29,359 shares held jointly with Mr. Horner’s wife, 13,219 shares held in an Individual Retirement Account and an option to purchase 28,250 shares.

(8)           Includes 8,415 shares held jointly with Ms. Johnson’s husband and an option to purchase 21,239 shares.

(9)	Includes 34,810 shares held in an Individual Retirement Account, 714 shares held by Dr. Kaltenbach’s wife, and an option to purchase 3,509 shares.

(10)         Includes 44,426 shares held jointly with Mr. King’s wife and an option to purchase 87,373 shares.

(11)	Includes 13,216 shares held by Mr. Koenig’s wife, 2,857 shares held in an Individual Retirement account and an option to purchase 710 shares.

(12)         Includes 1,786 shares held jointly with Mr. Maley’s wife and an option to purchase 710 shares.

(13)	Includes 32,632 shares held by Mr. Sandmeyer’s wife as custodian for their grandchildren, 43,417 shares held jointly with his wife and an option to purchase 3,509 shares.

(14)
Includes 51,634 shares held by Mr. Taylor’s wife, 363 shares held by Mr. Taylor’s wife as custodian for their son, 11,637 held in an Individual Retirement Account, and an option to purchase 3,509 shares.

(15)	Includes 740 shares held as custodian for Ms Valentino Congdon’s son and an option to purchase 25,978 shares.

(16)         Includes an option to purchase 3,005 shares.

(17)         Includes 237,958 shares subject to options.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Director Independence

The Company is listed on the NASDAQ Capital Market and follows the NASDAQ listing standards for Board and committee independence.  Under NASDAQ Rule 5605(a)(2), a director is not considered to be independent if he also an executive officer or employee of the Company.  Accordingly, Mr. King, our President and Chief Executive Officer and Mr. Horner, our Executive Vice President and Chief Financial Officer, are not independent. The Board of Directors considered relationships and other arrangements, if any, with each director when director independence was reviewed, including the Company’s relationships with the law firm with which Director Brandt is affiliated, and has determined that all directors other than Directors King and Horner are independent under the applicable NASDAQ listing standards.

Certain Transactions

We have had, and expect in the future to have, banking transactions in the ordinary course of business with our directors and executive officers (and their associates).  All loans by us to such persons (i) were made in the ordinary course of business, (ii) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and (iii) did not involve more than the normal risk of collectability or present other unfavorable features.

As of December 31, 2009, we had total loans and loan commitments outstanding to directors and their affiliates of approximately $2.4 million and no loans outstanding to executive officers.

We believe that such transactions were on terms at least as favorable to us as we would have received in transactions with an unrelated party.

Other Transactions

Mr. Brandt, a director and shareholder in the Company was a partner at the law firm of Ballard Spahr Andrews & Ingersoll LLP.  Ballard Spahr has provided the Company with legal services for several years.  In 2009, the Company paid Ballard Spahr $22,000 in fees for such services.

Item 14.  Principal Accountant Fees and Services.

Independent Auditors

The Audit Committee of the Board of Directors has selected the firm of McGladrey & Pullen, LLP, independent accountants as auditors of the Company to examine and report to shareholders on the consolidated financial statements of the Company for the fiscal year ending on December 31, 2009.  McGladrey & Pullen, LLP (or its predecessor entity), has been the Company’s and the Bank’s independent accountants since the fiscal year ended December 31, 1993.  The Audit Committee of the Board of Directors has determined that the provision of the services set forth under “Audit Fees” below, is compatible with maintaining the independence of McGladrey & Pullen, LLP with respect to the Bank for the fiscal year ended December 31, 2009.

Audit Fees

The following table presents fees for professional services rendered by McGladrey & Pullen, LLP for the audit of the Company’s annual consolidated financial statements for the fiscal years ended December 31, 2009 and 2008 and fees billed for other services rendered by McGladrey & Pullen, LLP and RSM McGladrey, Inc. (an affiliate of McGladrey & Pullen, LLP) for fiscal years 2009 and 2008:

	2009	2008
Audit fees (a)	$239,000	$170,000
Audit-related fees (b)	17,000	22,000
Tax fees (c)	33,000	25,000
All other fees (d)	45,000	42,000
_________________________________

(a)	Fees for 2009 and 2008 consist of fees for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s quarterly reports.

(b)	Fees for 2009 and 2008 consist of fees for audit of the Company’s 401k Plan and review of Form S-8 filed with the SEC.

(c)	Tax service fees for compliance work, as well as tax planning and tax advice.

(d)	All other fees consist of regulatory compliance work performed.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)(1)           Financial Statements.  The consolidated statements of financial condition of Sterling Banks, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2009 and 2008 together with the related notes, are filed as a part of this Annual Report.

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
10.10    Lease dated as of April 3, 1990, as amended, for headquarters facility in Mount Laurel, New Jersey (e)
10.11    Written Agreement between Sterling Banks, Inc., Sterling Bank, The Federal Reserve bank of Philadelphia and the New Jersey Department of Banking
              and Insurance (k)
23.1      Consent of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm
31.1      CEO Certification required under Section 302 of Sarbanes – Oxley Act of 2002
31.2      CFO Certification required under Section 302 of Sarbanes – Oxley Act of 2002
32.1      CEO Certification required under Section 906 of Sarbanes – Oxley Act of 2002
32.2      CFO Certification required under Section 906 of Sarbanes – Oxley Act of 2002

(a)	Incorporated by reference to Exhibit 2.1 of Sterling Banks, Inc.; Registration Statement on Form S-4 (File no. 333-133649).
(b)	Incorporated by reference to Exhibit 2.2 of Sterling Banks, Inc.; Registration Statement on Form S-4 (File no. 333-133649).
(c)	Incorporated by reference to Exhibit 3.1 of Sterling Banks, Inc.; Registration Statement on Form S-4 (File no. 333-133649).
(d)	Incorporated by reference to Exhibit 3.4 of Sterling Banks, Inc.; Registration Statement on Form S-4 (File no. 333-133649).
(e)	Incorporated by reference to the Bank’s Annual Report on Form 10-KSB for the year ended December 31, 2003.
(f)	Incorporated by reference to the Bank’s Current Report on Form 8-K dated January 25, 2006.
(g)	Management contract or compensatory plan or arrangement.
(h)           Incorporated by reference to the Company’s Current Report on Form 8-K datedJanuary 4, 2008.
(i)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed March 14, 2008.
(j)	Incorporated by reference to Exhibit 10.2 of Sterling Banks, Inc. Registration Statement on Form S-8 filed November 12, 2008.
(k)	Incorporated by reference to Company’s Current Report on Form 8-K dated August 3,2009.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 15, 2010.

STERLING BANKS, INC.

By:	/s/ Robert H. King
Robert H. King
President and Chief Executive Officer

Date: April 15, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 15, 2010.

/s/ Robert H. King	/s/ James L. Kaltenbach
Robert H. King	James L. Kaltenbach, M.D.
President, Chief Executive Officer	Director
and Director
(Principal Executive Officer)	/s/ G. Edward Koenig, Jr.
G. Edward Koenig, Jr.
/s/ R. Scott Horner	Director
R. Scott Horner
Executive Vice President, Chief	/s/ John J. Maley, Jr.
Financial Officer and Director	John J. Maley, Jr., CPA
(Principal Financial Officer)	Director

/s/ Dale F. Braun, Jr.	/s/ Ronald P. Sandmeyer
Dale F. Braun, Jr.	Ronald P. Sandmeyer
Senior Vice President and Controller	Director
(Principal Accounting Officer)

/s/ A. Theodore Eckenhoff	Jeffrey P. Taylor, P.E.
A. Theodore Eckenhoff	Director
Chairman

/s/ S. David Brandt
S. David Brandt, Esq	James Yoh, PhD.
Director	Director

/s/ Jeffrey Dubrow
Jeffrey Dubrow
Director

Sterling Banks, Inc.

Financial Report
December 31, 2009

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

We are a bank holding company headquartered in Burlington County, New Jersey, with assets of $369.8 million as of December 31, 2009.  Our main office is located in Mount Laurel, New Jersey with nine other Community Banking Centers located in Burlington and Camden Counties, New Jersey.  We believe that this geographic area represents an attractive banking market with a diversified economy.  We began operations in December 1990 with the purpose of serving consumers and small to medium-sized businesses in our market area.  We have chosen to focus on the higher growth areas of western Burlington County and eastern Camden County.  We believe that understanding the character and nature of the local communities that we serve, and having first-hand knowledge of customers and their needs for financial services enable us to compete effectively and efficiently.

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

In 2008, the extreme volatility in the banking industry that first started to surface in the latter part of 2007 had a significant impact on banking companies and the price of banking stocks, including our common stock.  During the fourth quarter of 2008, the Company performed its annual impairment analysis and determined that the Company’s enterprise value and the value of the Company’s assets and liabilities did not support any level of goodwill.  Based on this analysis, we wrote off $11.8 million of goodwill in the fourth quarter of 2008, which represented all of the goodwill that resulted from the Farnsworth merger.  For purposes of the 2008 goodwill impairment testing, the Company’s enterprise value was derived from a combination of trading price information for its common stock and market data regarding comparable public financial institutions.  The goodwill impairment charge had no effect on the Holding HCompany's or the Bank's cash balances or liquidity

Our other intangible assets are core deposit intangibles.  The establishment and subsequent amortization of these intangible assets requires several assumptions including, among other things, the estimated cost to service deposits acquired, discount rates, estimated attrition rates and useful lives.  If the value of the core deposit intangible or the customer relationship intangible is determined to be less than the carrying value in future periods, a write down would be taken through a charge to our earnings.  The most significant element in evaluation of these intangibles is the attrition rate of the acquired deposits or loans.  If such attrition rate accelerates from that which we expected, the intangible is reduced by a charge to earnings.  The attrition rate related to deposit flows or loan flows is influenced by many factors, the most significant of which are alternative yields for loans and deposits available to customers and the level of competition from other financial institutions and financial services companies.  In connection with our annual impairment testing in 2008, we also reassessed the carrying value of the core deposit intangible, determined that the value of the core deposit relationship had declined below its carrying value, and charged earnings for $475,000.  We further reassessed the estimated useful life and determined that with changes in the marketplace, a remaining useful life of six years would be more appropriate.

In connection with our annual impairment testing in the fourth quarter of 2009, we reassessed the carrying value of the core deposit intangible and determined that the value of the core deposit relationship was at or above its carrying value.  We further reassessed the estimated remaining useful life of five years and determined no change was warranted.

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

During 2009, the Company updated its analysis of whether a valuation allowance should be recorded against its deferred tax assets.  Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized.  The determination of whether a deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence.  In making such judgments, significant weight is given to evidence that can be objectively verified.  Cumulative and continued near-term losses represent significant negative evidence that caused the Company to conclude that a $5.2 million deferred tax valuation allowance was required because the Company has determined it can no longer meet the more likely than not threshold for recognizing this asset.

To the extent that the Company generates taxable income in a given year, the valuation allowance may be reduced to fully or partially offset the corresponding income tax expense.  Any remaining deferred tax asset valuation allowance will ultimately reverse through income tax expense when the Company can demonstrate a sustainable return to profitability that would lead management to conclude that it is more likely than not that the deferred tax asset will be utilized during the carryforward period.

Results of Operations for the Years Ended December 31, 2009 and 2008

Net Loss

Net loss decreased $5.8 million, or 35.8%, to a net loss of $10.4 million for the year ended December 31, 2009 compared to a net loss of $16.2 million for the year ended December 31, 2008.  The decrease in net loss was mainly the result of impairment charges of $11.8 million in goodwill intangibles in 2008 associated with the Merger and an increase in income tax expense of $4.8 million in 2009, primarily as a result of the deferred tax valuation allowance, and an increase in FDIC insurance of $0.8 million.  Loss per share (basic and diluted) decreased $1.01 per share, or 36.3%, to a net loss of $1.77 per share for the year ended December 31, 2009 compared to a net loss of $2.78 per share for the year ended December 31, 2008.

Net Interest Income and Average Balances

Net interest income after the provision for loan losses decreased $1.0 million, or 15.2%, to $5.6 million for the year ended December 31, 2009 from $6.6 million for the year ended December 31, 2008.  The provision for loan losses decreased $0.7 million to $5.4 million for the year ended December 31, 2009 from $6.1 million for the year ended December 31, 2008.  The net interest margin decreased to 3.12% for the year ended December 31, 2009 from 3.67% for the year ended December 31, 2008.  The decrease in the net interest margin is primarily a result of a decrease in interest income on loans as a result of an increase in loans on nonaccrual status.  Yield on interest-earning assets decreased to 5.35% for the year ended December 31, 2009 from 6.46% for the year ended December 31, 2008.  The average cost of interest-bearing liabilities decreased to 2.38% for the year ended December 31, 2009 compared to 3.10% for the year ended December 31, 2008.

The following table presents a summary of the principal components of average balances, yields and rates for the periods indicated:

	Year Ended December 31,
	(Dollars in thousands)
	2009			2008			2007
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Loans, net (1)	$287,546	$16,968	5.90%	$299,544	$20,580	6.87%	$298,195	$22,802	7.65%
Investment securities (2)	48,292	1,870	3.87	36,239	1,542	4.26	57,350	2,374	4.14
Federal funds sold	16,310	20	0.12	9,321	176	1.89	9,452	485	5.13
Due from banks	269	-	0.12	210	2	1.00	3,420	173	5.04
Total interest-earning assets	352,417	18,858	5.35	345,314	22,300	6.46	368,417	25,834	7.01
Allowance for loan losses	(9,887)			(2,938)			(2,610)
Other assets	43,666			49,573			42,278
Total Assets	$386,496			$391,949			$408,085
Liabilities and shareholders’ equity
Time deposits	$200,548	5,920	2.95	$192,268	7,570	3.94	$219,735	10,569	4.81
NOW/MMDA/savings accounts	108,777	887	0.82	105,077	1,374	1.31	99,205	2,263	2.28
Borrowings	21,962	1,063	4.84	12,975	690	5.32	6,327	371	5.86
Total interest-bearing liabilities	331,287	7,870	2.38	310,320	9,634	3.10	325,267	13,203	4.06
Noninterest-bearing demand deposits	33,452			37,901			41,166
Other liabilities	79			836			368
Shareholders’ equity	21,678			42,892			41,284
Total liabilities and shareholders’ equity	$386,496			$391,949			$408,085
Net interest income		$10,988			$12,666			$12,631
Interest rate spread (3)			2.97			3.36			2.95
Net interest margin (4)			3.12			3.67			3.43

(1)	Includes loans held for sale. Also includes loan fees, which are not material, but excludes overdrafts and nonaccrual loans of $14,745 in 2009, $7,789 in 2008 and $4,639 in 2007.
(2)	Yields are not on a tax-equivalent basis.
(3)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

The following table presents a summary of the changes in interest income and expense by both rate and volume for the periods indicated and including interest income from loans held for sale:

	Year Ended December 31, 2009 Compared to Year Ended December 31, 2008			Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
	Variance Due to Changes In			Variance Due to Changes In
	Average Volume	Average Rate	Net Increase/ (Decrease)	Average Volume	Average Rate	Net Increase/ (Decrease)
Interest Income:
Loans, net	$(824,000)	$(2,788,000)	$(3,612,000)	$104,000	$(2,326,000)	$(2,222,000)
Investment securities	514,000	(186,000)	328,000	(875,000)	43,000	(832,000)
Federal funds sold and due from banks	132,000	(290,000)	(158,000)	(171,000)	(309,000)	(480,000)
Total interest income	(178,000)	(3,264,000)	(3,442,000)	(942,000)	(2,592,000)	(3,534,000)
Interest Expense:
Deposits	360,000	(2,497,000)	(2,137,000)	(869,000)	(3,019,000)	(3,888,000)
Borrowings	478,000	(105,000)	373,000	389,000	(70,000)	319,000
Total interest expense	838,000	(2,602,000)	(1,764,000)	(480,000)	(3,089,000)	(3,569,000)
Net interest income	$(1,016,000)	$(662,000)	$(1,678,000)	$(462,000)	$497,000	$35,000

The increase or decrease due to a change in average volume has been determined by multiplying the change in average balances by the average rate during the preceding period, and the increase or decrease due to a change in average rate has been determined by multiplying the preceding period average balances by the change in average rate.  For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated to rate.

Noninterest Income

Total noninterest income decreased $232,000, or 23.5%, to $757,000 for the year ended December 31, 2009 from $989,000 for the year ended December 31, 2008, primarily from a decrease in gains on sales of investment securities and fixed assets and a decrease in miscellaneous fees.  Service charges on deposit accounts increased $4,000, or 1.6%, to $256,000 for the year ended December 31, 2009 from $252,000 for the year ended December 31, 2008.  Gains on sales of investment securities and fixed assets decreased $100,000, or 95.2%, to $5,000 for the year ended December 31, 2009 from $105,000 for the year ended December 31, 2008.  Miscellaneous fees decreased $136,000, or 21.5%, to $496,000 for the year ended December 31, 2009 from $632,000 for the year ended December 31, 2008, primarily from a decrease in prepayment penalties on loans of $31,000, and a one time fee for the sale of branch rights of a former Farnsworth location in 2008 of $35,000.

Noninterest Expenses

Total noninterest expenses decreased $11.9 million, or 44.9%, to $14.6 million for the year ended December 31, 2009 from $26.5 million for the year ended December 31, 2008.  The decrease was primarily as a result of an impairment charge of $11.8 million in goodwill in 2008 associated with the Merger.

Compensation and benefits decreased $0.9 million, or 12.5%, to $6.3 million for the year ended December 31, 2009 from $7.2 million for the year ended December 31, 2008.  This decrease was primarily from a decrease in bonuses paid of $381,000, a decrease in staffing levels of $345,000, including the consolidation of one of our Mount Laurel branches with our Maple Shade branch in November 2008, and a decrease in 401(k) matching of $90,000.

Occupancy, equipment and data processing expense decreased $75,000, or 2.0%, to $3.6 million for the year ended December 31, 2009 from $3.7 million for the year ended December 31, 2008.  This decrease resulted primarily from a decrease in software depreciation.

Marketing and business development expense decreased $212,000, or 29.5%, to $506,000 for the year ended December 31, 2009 from $718,000 for the year ended December 31, 2008.  This decrease reflects a general reduction in promotional expenses.

Professional services increased $313,000, or 30.2%, to $1,351,000 for the year ended December 31, 2009 from $1,038,000 for the year ended December 31, 2008.  This increase was primarily due to increased strategic planning and loan workout costs.

During 2008, the Company recorded a goodwill impairment charge of $11,752,000 associated with the Merger.  Also during 2008, the Company recorded a core deposit intangible impairment charge of $475,000, also associated with the Merger.

FDIC insurance increased $784,000, or 201.0%, to $1,174,000 for the year ended December 31, 2009 from $390,000 for the year ended December 31, 2008.  This increase was primarily the result of an increase in premiums, including a special one time industry assessment of $183,000.

Losses on sales or impairment of fixed assets and repossessed property increased $166,000, or 488.2%, to $200,000 for the year ended December 31, 2009 from $34,000 for the year ended December 31, 2008.  This increase includes a partial write down on the Company’s former Gaither Road office of $82,000.

Other operating expenses increased $179,000, or 20.2%, to $1,064,000 for the year ended December 31, 2009 from $885,000 for the year ended December 31, 2008.  This increase was primarily the result of an increase in repossessed property expenses.

Income Taxes

We recorded income tax expense of $2,095,000 on loss before taxes of $8,259,000 for the year ended December 31, 2009.  During the second quarter of 2009, management determined that there was a need for a valuation allowance on the Company’s deferred tax assets.  Based on forecasts of the Company’s future profitability, management concluded full recognition of these tax assets was unlikely because it is more likely than not that this portion of the deferred tax assets will not be realized as a result of cumulative tax losses and uncertainties of future taxable income.  During the year ended December 31, 2008, we recorded an income tax benefit of $2,699,000 on loss before taxes of $18,927,000, resulting in an effective tax rate of 14.3% for the 2008 period.

Financial Condition

General

Our total assets decreased $9.3 million, or 2.5%, to $369.8 million at December 31, 2009 from $379.1 million at December 31, 2008.  This decrease was mainly due to a decline in loans outstanding and the recording of a tax valuation allowance.

Loan Portfolio

Total loans, excluding loans held for sale, decreased $5.1 million, or 1.7%, to $300.5 million at December 31, 2009 from $305.6 million at December 31, 2008.  The decrease in loans was primarily due to $4.2 million in charge-offs and normal contractual loan payments/payoffs in the loan portfolio.

The following table summarizes our loan portfolio by category and amount at the dates listed.  The table does not include loans held for sale or unrealized loan fees.

	December 31,
	2009	2008	2007	2006	2005
Commercial, Financial and Agricultural	$30,371,000	$32,115,000	$30,209,000	$29,097,000	$30,443,000
Real Estate – Construction	41,558,000	68,278,000	80,486,000	85,902,000	77,499,000
Real Estate – Mortgage	171,465,000	147,435,000	141,237,000	73,666,000	72,020,000
Installment loans to individuals	50,453,000	53,827,000	52,291,000	45,179,000	38,714,000
Lease Financing	7,291,000	4,636,000	8,345,000	9,439,000	6,662,000
Total loans	$301,138,000	$306,291,000	$312,568,000	$243,283,000	$225,338,000

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

At December 31, 2009 and 2008, loans past due 90 days or more and still accruing interest were $634,000 and $2,707,000, respectively.  Total non-accruing loans were $16,437,000 and $9,895,000 at December 31, 2009 and 2008, respectively.  Gross interest income of approximately $1,201,000 and $586,000 would have been recorded under the original terms of these loans in 2009 and 2008, respectively.

The table below recaps loans accruing but past due 90 days or more, non-accrual loans, OREO (Other Real Estate Owned), and troubled debt restructurings as of the dates listed.

	December 31,
	2009	2008	2007	2006	2005
Restructured loans:
Commercial, Financial and Agricultural	$39,000	$-	$-	$-	$-
Real Estate – Construction	1,189,000	642,000	-	-	-
Real Estate – Mortgage	4,907,000	-	-	-	-
Installment loans to individuals	101,000	-	-	-	-
	6,236,000	642,000	-	-	-
Loans accruing, but past due 90 days or more:
Commercial, Financial and Agricultural	85,000	92,000	27,000	75,000	-
Real Estate – Construction	-	2,360,000	2,349,000	-	329,000
Real Estate – Mortgage	523,000	178,000	180,000	-	-
Installment loans to individuals	26,000	77,000	88,000	103,000	118,000
Total loans accruing, but past due 90 days or more	634,000	2,707,000	2,644,000	178,000	447,000
Nonaccrual Loans:
Commercial, Financial and Agricultural	3,000	-	-	268,000	-
Real Estate – Construction	14,274,000	9,840,000	3,656,000	-	-
Real Estate - Mortgage	2,160,000	55,000	882,000	-	-
Total nonaccrual loans	16,437,000	9,895,000	4,538,000	268,000	-
Total nonperforming loans	23,307,000	13,244,000	7,182,000	446,000	447,000
Other Real Estate Owned	1,100,000	923,000	-	-	-
Total nonperforming assets	$24,407,000	$14,167,000	$7,182,000	$446,000	$447,000
Non-performing loans/Total loans (1)	7.76%	4.33%	2.30%	0.18%	0.17%
Non-performing assets/Total assets	6.60%	3.74%	1.75%	0.13%	0.13%
Allowance for loan losses/Total non-performing loans	42.54%	64.41%	40.25%	394.62%	258.82%

 (1) Includes loans held for sale.

Potential Problem Loans

In addition to non-accrual loans and loans past due 90 days or more and still accruing interest, we maintain a “watch list” of loans where management has identified problems which potentially could cause such loans to be placed on non-accrual status in future periods.  Loans on the watch list are subject to heightened scrutiny and more frequent review by management.  At December 31, 2009, there were 110 such loans totaling $47,083,000.  Management believes that they have provided an adequate allowance for such loans and are aggressively pursuing collection from the borrowers.

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

The allowance for loan losses is calculated under FASB ASC Topic 310 and ASC Topic 450.  Non-performing and impaired loans are evaluated under FASB ASC Topic 310, using either the fair value of collateral or present value of future cash flows method.  In our case, all non-performing and impaired loans are evaluated using the fair value of collateral method since all the non-performing and impaired loans are collateralized by real estate.  When a loan is evaluated using this method, a new appraisal(s) of the primary and secondary collateral is obtained and compared to the outstanding balance of the loan.  For non-collateral dependent loans, a specific reserve is added to the allowance for loan losses if a collateral shortfall exists.  For collateral dependent loans, a write down is charged against the allowance for loan losses.

The Company had $26.7 million of impaired loans as of December 31, 2009 and may be segmented as follows:

Real Estate – Construction	=	65%
Real Estate – Mortgage	=	34%
Installment loans to individuals	=	1%
		100%

Of the impaired loans, $16.4 million were on nonaccrual status as of December 31, 2009.  Using the methods described above, $0.7 million was deemed the collateral shortfall associated with these loans using the FASB ASC Topic 310 method.  This is a decrease of $2.1 million in specific valuation reserves from December 31, 2008.

The Company utilizes a risk rating system on all loans under FASB ASC Topic 450, which takes into account loans with similar characteristics and historical loss experience related to each group.  In addition, qualitative adjustments are made for levels and trends in delinquencies and nonaccruals, downturns in specific industries, changes in credit policy, experience and ability of staff, national and local economic conditions and concentrations of credit within the portfolio.  The total loans outstanding in each group of loans with similar characteristics is multiplied by the sum the historical loss factors and the qualitative factors (for that group), to produce the allowance for loan loss balance required for all loans analyzed under FASB ASC Topic 450.

Total loans analyzed under FASB ASC Topic 450 decreased by $14.3 million from December 31, 2008 to December 31, 2009 due to portfolio run off and loans being classified as impaired.  During the same period the qualitative factors for commercial real estate and consumer loans increased due to credit risks impacted by the severe economic downturn in late 2008.  As a result, the reserve under FASB ASC Topic 450 increased by $3.5 million during this period.

Factors that influenced management’s judgment in determining the amount of additions to the allowance charged to operating expense were: an increase in nonaccruals, an increase in loans classified as impaired, declining real estate values, a rising national and local unemployment rate and further deterioration in the national and local economic forecasts.

The following schedule sets forth the allocation of the allowance for loan losses among various categories.  The allocation is based upon historical experience.  The entire allowance for loan losses is available to absorb future loan losses in any loan category.  This schedule includes any provision for loan losses associated with loans held for sale.

	December 31,
	2009		2008		2007		2006		2005
Allocation of allowance for loan losses:	Amount	% Gross Loans	Amount	% Gross Loans	Amount	% Gross Loans	Amount	% Gross Loans	Amount	% Gross Loans
Commercial, Financial and Agricultural	$985,000	10%	$353,000	10%	$124,000	10%	$78,000	12%	$47,000	11%
Real Estate – Construction	2,366,000	14	5,481,000	22	1,846,000	26	1,052,000	35	626,000	29
Real Estate – Mortgage	4,628,000	57	2,029,000	48	788,000	45	441,000	30	262,000	27
Installment loans to individuals	1,936,000	17	668,000	18	133,000	17	189,000	19	219,000	30
Lease Financing	-	2	-	2	-	2	-	4	-	3
Total loans	$9,915,000	100%	$8,531,000	100%	$2,891,000	100%	$1,760,000	100%	$1,154,000	100%

Summary of Charge-Off Experience

The following table summarizes the activity in our allowance for loan losses and our charge-off experience for the periods listed:

	Year Ended December 31,
	2009	2008	2007	2006	2005
Balance at beginning of period	$8,531,000	$2,891,000	$1,760,000	$1,154,000	$913,000
Charge-offs:
Commercial, Financial, Agricultural	(479,000)	(32,000)	(242,000)	-	(18,000)
Real Estate – Construction	(3,359,000)	(70,000)	-	-	-
Real Estate – Mortgage	(182,000)	(237,000)	-	-	-
Installment loans to individuals	(152,000)	(124,000)	(58,000)	(1,000)	(27,000)
Lease Financing	-	-	-	-	-
	(4,172,000)	(463,000)	(300,000)	(1,000)	(45,000)
Recoveries:
Commercial, Financial, Agricultural	61,000	2,000	1,000	-	1,000
Real Estate – Construction	76,000	-	-	-	-
Real Estate – Mortgage	1,000	3,000	8,000	1,000	1,000
Installment loans to individuals	28,000	8,000	3,000	1,000	-
Lease Financing	-	-	-	-	-
	166,000	13,000	12,000	2,000	2,000
Net recoveries (charge-offs)	(4,006,000)	(450,000)	(288,000)	1,000	(43,000)
Provision for loan loss	5,390,000	6,090,000	401,000	605,000	284,000
Allowance for credit losses in acquired bank	-	-	1,018,000	-	-
Balance at end of period	$9,915,000	$8,531,000	$2,891,000	$1,760,000	$1,154,000

Average loans outstanding (1)	$302,291,000	$307,333,000	$302,834,000	$254,695,000	$240,472,000

Net charge-offs as a percentage of average loans	1.33%	0.15%	0.10%	0.00%	0.02%

(1) Includes loans held for sale and non-accruing loans

Investment Securities Portfolio

The following table presents the amortized cost and approximate fair values at the dates listed and for each major category of our investment securities:

	At December 31,
	2009	2009	2008	2008	2007	2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment Securities Available-for-Sale
U.S. Government agencies and corporations	$8,092,000	$8,107,000	$3,995,000	$4,028,000	$29,267,000	$29,257,000
Municipalities	4,305,000	4,378,000	4,941,000	4,772,000	7,324,000	7,310,000
Mortgage-backed	21,549,000	21,613,000	15,250,000	15,297,000	11,563,000	11,528,000
Total investment securities Available-for-Sale	$33,946,000	$34,098,000	$24,186,000	$24,097,000	$48,154,000	$48,095,000

Investment Securities Held-to-Maturity
U.S. Government agencies and corporations	$100,000	$100,000	$100,000	$100,000	$100,000	$100,000
Municipalities	-	-	-	-	-	-
Mortgage-backed	9,098,000	9,362,000	19,784,000	19,892,000	6,754,000	6,697,000
Total investment securities Held-to-Maturity	$9,198,000	$9,462,000	$19,884,000	$19,992,000	$6,854,000	$6,797,000

The following table presents the amortized cost maturity distribution and weighted average yield of the investment securities portfolio of the Company as of December 31, 2009.  Mortgage-backed securities principal repayment provisions are shown based on contractual maturity.  Weighted average yields on tax-exempt obligations have been computed on a taxable equivalent basis.

	At December 31, 2009
	Within 1 Year		After 1 Year Through 5 Years		After 5 Years Through 10 Years		After 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Investment Securities	(Dollars in thousands)

Available-for-Sale at amortized cost:
U.S. Government agencies and corporations	$-	-	$-	-	$8,092	4.02%	$-	-	$8,092	4.02%
Municipalities	-	-	637	4.57%	760	5.26%	2,908	5.92%	4,305	5.60%
Mortgage-backed securities	838	4.29%	461	3.92%	757	4.52%	19,493	4.17%	21,549	4.18%
Total securities available-for-sale	$838	4.29%	$1,098	4.30%	$9,609	4.16%	$22,401	4.40%	$33,946	4.32%

Held-to-Maturity at amortized cost:
U.S. Government agencies and corporations	$100	1.00%	$-	-	$-	-	$-	-	$100	1.00%
Mortgage-backed securities	461	4.17%	1,155	4.91%	-	-	7,482	4.54%	9,098	4.46%
Total securities held-to-maturity	$561	3.60%	$1,155	4.91%	$-	-	$7,482	4.54%	$9,198	4.42%

Investments consist of mortgage-backed securities, U.S. Government agency securities and tax-free municipal securities.  We use the investment portfolio to provide adequate liquidity to the Company, to assist in managing interest rate risk and to provide a reasonable rate of return.

Deposits

Total deposits increased $2.1 million, or 0.6%, to $330.7 million at December 31, 2009 from $328.6 million at December 31, 2008.  Noninterest-bearing demand deposits decreased $5.0 million, or 13.0%, to $30.9 million at December 31, 2009 from $35.9 million at December 31, 2008.  Interest bearing demand accounts decreased $0.1 million, or 0.3%, to $35.0 million at December 31, 2009 from $35.1 million at December 31, 2008.  Savings deposits increased $0.1 million, or 0.1%, to $66.8 million at December 31, 2009 from $66.7 million at December 31, 2008.  Time deposits under $100,000 increased $7.1 million, or 4.4%, to $168.2 million at December 31, 2009 from $161.1 million at December 31, 2008.  Jumbo time deposits were $29.8 million at December 31, 2009 and 2008.

The following table represents categories of our deposits at the dates listed:

	At December 31,
	2009		2008		2007
	Amount	%	Amount	%	Amount	%
Noninterest bearing demand deposits	$30,864,000	9.3%	$35,873,000	10.9%	$37,246,000	10.7%
Interest bearing demand deposits	35,002,000	10.6	35,076,000	10.7	44,223,000	12.7
Savings deposits	66,783,000	20.2	66,747,000	20.3	60,775,000	17.4
Time deposits, under $100,000	168,236,000	50.9	161,112,000	49.0	167,563,000	48.0
Time deposits, $100,000 or more	29,841,000	9.0	29,786,000	9.1	39,151,000	11.2
Total Deposits	$330,726,000	100.0%	$328,594,000	100.0%	$348,958,000	100.0%

The following table describes the maturity of time deposits of $100,000 or more at December 31, 2009:

At December 31, 2009
3 months or less	$24,871,000
Over 3 months through 6 months	2,908,000
Over 6 months through 12 months	1,226,000
Over 1 year	836,000
Total	$29,841,000

The following tables detail the average deposit amount, the average interest rate paid and the percentage of each category to total deposits for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31, 2009
	Daily Average	Average	Percent
	Balance	Rate	of Total
Interest bearing demand deposits	$41,959,000	0.3%	12.2%
Savings deposits	66,818,000	1.1	19.5
Time deposits	200,548,000	3.0	58.4
Total interest-bearing deposits	309,325,000		90.1
Noninterest-bearing demand deposits	33,452,000		9.9
Total deposits	$342,777,000		100.0%

	Year Ended December 31, 2008
	Daily Average	Average	Percent
	Balance	Rate	of Total
Interest bearing demand deposits	$42,302,000	0.9%	12.6%
Savings deposits	62,775,000	1.6	18.7
Time deposits	192,268,000	3.9	57.4
Total interest-bearing deposits	297,345,000		88.7
Noninterest-bearing demand deposits	37,901,000		11.3
Total deposits	$335,246,000		100.0%

	Year Ended December 31, 2007
	Daily Average	Average	Percent
	Balance	Rate	of Total
Interest bearing demand deposits	$44,702,000	1.9%	12.4%
Savings deposits	54,503,000	2.6	15.2
Time deposits	219,735,000	4.8	61.0
Total interest-bearing deposits	318,940,000		88.6
Noninterest-bearing demand deposits	41,166,000		11.4
Total deposits	$360,106,000		100.0%

Borrowings

At December 31, 2009 and 2008, the Company had advances from the FHLB totaling $14.2 million and $16.0 million, respectively.  This decrease in advances was a result of scheduled maturities.  The advances, as of December 31, 2009, have maturities of less than four years and rates ranging from 3.43% to 4.25%.  These advances require the Company to pledge certain securities ($16,400,000 at December 31, 2009) in our investment portfolio to the FHLB, and these advances cannot be prepaid without penalty.

On May 1, 2007, Sterling Banks Capital Trust I, a Delaware statutory business trust and a wholly-owned subsidiary of the Company (the “Trust”), issued $6.2 million of variable rate capital trust pass-through securities to investors.  The variable interest rate re-prices quarterly after five years at the three month LIBOR plus 1.70% and was 6.744% as of December 31, 2009.  The Trust purchased $6.2 million of variable rate junior subordinated deferrable interest debentures from the Company.  The debentures are the sole asset of the Trust.  The terms of the junior subordinated debentures are the same as the terms of the capital securities.  The Company has also fully and unconditionally guaranteed the obligations of the Trust under the capital securities.  The capital securities are redeemable by the Company on or after May 1, 2012 at par or earlier if the deduction of related interest for federal income taxes is prohibited, classification as Tier I Capital is no longer allowed, or certain other contingencies arise.  The capital securities must be redeemed upon final maturity of the subordinated debentures on May 1, 2037.  Proceeds of approximately $4.5 million were contributed in 2007 to paid-in capital of the Bank.  The remaining $1.5 million was retained at the Company for future use. If the Company determines that there is a need to preserve capital or improve liquidity, the ability exists to defer interest payments for a maximum of five years. During the second, third and fourth quarters of 2009, the Company elected to defer the interest payments due.  Further, pursuant to the terms of the Agreement with the Regulators, the Company will not make any interest payments in the future without prior approval from the Regulators.   See Note 20, Written Agreement of the Notes to our Consolidated Financial Statements.

Return on Equity and Assets

	At December 31,
	2009	2008	2007
Loss on average assets	(2.68)%	(4.14)%	(0.12)%
Loss on average equity	(47.76)%	(37.83)%	(1.22)%
Dividend payout ratio	N/M	N/M	N/M
Average equity to average assets ratio	5.61%	10.94%	10.12%

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

We monitor our liquidity position on a daily basis.  We use overnight federal funds and interest-bearing deposits in other banks to absorb daily excess liquidity.  Conversely, overnight federal funds may be purchased to satisfy daily liquidity needs.  Federal funds are sold or purchased overnight through correspondent banks, one of which diversifies the holdings to an approved group of banks throughout the country.  At December 31, 2009, the Company had an aggregate availability of $39.2 million in secured and unsecured overnight lines of credit from its correspondent banks for the purchasing of federal funds.

As of December 31, 2009, the Bank met all capital adequacy requirements and we believe we are “adequately capitalized” under the regulatory framework for prompt corrective action.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank’s capital levels do not allow the Bank to accept brokered deposits without prior approval from regulators.  As of December 31, 2009, the Bank did not have any brokered deposits.  Further, the Bank is subject to certain interest rate restrictions that can be paid for its deposits without prior approval from regulators.

To be “well capitalized” under the regulatory framework for prompt corrective action, our Leverage, Tier I and Total Risk Based ratios must be at least 5.00%, 6.00% and 10.00%, respectively.  Our actual capital ratios, which we believe are sufficient for the Bank to be “adequately capitalized”, are presented in the following table:

	“Adequately Capitalized”	Actual at December 31, 2009	Actual at December 31, 2008	Actual at December 31, 2007
Leverage ratio (1)	4.00%	5.52%	7.21%	8.28%
Tier I capital to risk-weighted assets	4.00%	7.36%	9.25%	10.21%
Total capital to risk-weighted assets	8.00%	8.64%	10.52%	11.13%

(1) Tier I capital to quarterly average of total assets.

Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, including unused portions of lines of credit, and standby letters of credit.  As of December 31, 2009 and 2008, commitments to extend credit and unused lines of credit amounted to approximately $34.4 million and $45.4 million, respectively, and standby letters of credit were approximately $4.1 million and $5.0 million, respectively.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the statements of financial condition.

The Company has also entered into long-term lease obligations for some of its premises and equipment, the terms of which generally include options to renew. These instruments involve, to varying degrees, elements of off-balance sheet risk in excess of the amount recognized in the statements of financial condition.  At December 31, 2009, the required future minimum rental payments under these leases are as follows:

Years Ending December 31,
2010	$709,000
2011	679,000
2012	608,000
2013	566,000
2014	566,000
Thereafter	3,434,000
$6,562,000

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

The following table summarizes repricing intervals for interest-earning assets and interest-bearing liabilities as of December 31, 2009, and the difference or “gap” between them on an actual and cumulative basis for the periods indicated.  A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities.  During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income.  During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to affect net interest income adversely.  Items presented in this table are categorized as to remaining maturity or next repricing date.

	At December 31, 2009
	3 months or less	Over 3 months through 1 year	Over 1 year through 3 years	Over 3 years through 5 years	Over 5 years through 15 years	Over 15 years	Total
	(In thousands)
Interest-Earning Assets:
Loans (1)	$58,533	$20,044	$36,605	$49,474	$49,446	$70,599	$284,701
Investment securities:
Held-to-maturity	663	1,346	723	433	-	6,033	9,198
Available-for-sale	976	2,395	1,736	3,394	17,498	7,947	33,946
Restricted stock	1,866	-	-	-	-	-	1,866
Federal funds sold	4,545	-	-	-	-	-	4,545
Due from banks	101	-	-	-	-	-	101
Total interest-earning assets	$66,684	$23,785	$39,064	$53,301	$66,944	$84,579	$334,357

Interest-Bearing Liabilities:
Interest bearing demand accounts	$35,002	$-	$-	$-	$-	$-	$35,002
Savings accounts	66,783	-	-	-	-	-	66,783
Time deposits	40,405	137,086	17,969	2,617	-	-	198,077
Borrowings	-	2,250	10,686	7,500	-	-	20,436
Total interest-bearing liabilities	$142,190	$139,336	$28,655	$10,117	$-	$-	$320,298
Interest rate sensitive gap	$(75,506)	$(115,551)	$10,409	$43,184	$66,944	$84,579	$14,059
Cumulative interest rate sensitive gap	$(75,506)	$(191,057)	$(180,648)	$(137,464)	$(70,520)	$14,059
Cumulative gap/Total assets	(20.4%)	(51.7%)	(48.9%)	(37.2%)	(19.1%)	3.8%

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

We have audited the accompanying consolidated balance sheets of Sterling Banks, Inc. and Subsidiary (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sterling Banks, Inc. and Subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 included in the accompanying Management’s Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

Blue Bell, Pennsylvania
April 15, 2010

McGladrey & Pullen, LLP is a member firm of RSM International –
an affiliation of separate and independent legal entities.

Sterling Banks, Inc. and Subsidiary

Consolidated Balance Sheets
December 31, 2009 and 2008

Assets	2009	2008

Cash and cash due from banks	$10,765,000	$13,054,000
Federal funds sold	4,545,000	472,000

Cash and cash equivalents	15,310,000	13,526,000

Investment securities held-to-maturity, at cost (fair value of $9,462,000
and $19,992,000 at December 31, 2009 and 2008, respectively)	9,198,000	19,884,000
Investment securities available-for-sale, at fair value	34,098,000	24,097,000

Total investment securities	43,296,000	43,981,000

Restricted stock, at cost	1,866,000	2,448,000

Loans held for sale	-	2,000

Loans	300,499,000	305,626,000
Less: allowance for loan losses	(9,915,000)	(8,531,000)

Net loans	290,584,000	297,095,000

Core deposit intangible asset, net	1,978,000	2,374,000
Premises and equipment, net	8,164,000	8,526,000
Branch property held for sale	505,000	596,000
Accrued interest receivable and other assets	8,098,000	10,557,000

Total assets	$369,801,000	$379,105,000

Sterling Banks, Inc. and Subsidiary

Consolidated Balance Sheets
December 31, 2009 and 2008

Liabilities and Shareholders' Equity	2009	2008

Liabilities
Deposits:
Noninterest-bearing	$30,864,000	$35,873,000
Interest-bearing	299,862,000	292,721,000

Total deposits	330,726,000	328,594,000

Federal Home Loan Bank advances	14,250,000	16,000,000
Subordinated debentures	6,186,000	6,186,000
Accrued interest payable and other accrued liabilities	1,653,000	1,204,000

Total liabilities	352,815,000	351,984,000

Commitments and Contingencies (Notes 5, 7, 8, 15 and 20)

Shareholders' Equity
Preferred stock,
10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock,
$2 par value, 15,000,000 shares authorized; 5,843,362 shares
issued and outstanding at December 31, 2009 and 2008	11,687,000	11,687,000
Additional paid-in capital	29,841,000	29,767,000
Accumulated deficit	(24,633,000)	(14,279,000)
Accumulated other comprehensive income (loss)	91,000	(54,000)

Total shareholders' equity	16,986,000	27,121,000

Total liabilities and shareholders' equity	$369,801,000	$379,105,000

See Notes to Consolidated Financial Statements.

Sterling Banks, Inc. and Subsidiary

Consolidated Statements of Operations
Years Ended December 31, 2009 and 2008

	2009	2008
Interest and dividend income
Interest and fees on loans	$16,968,000	$20,580,000
Interest and dividends on securities	1,870,000	1,542,000
Interest on due from banks	-	2,000
Interest on Federal funds sold	20,000	176,000
Total interest and dividend income	18,858,000	22,300,000

Interest expense
Interest on deposits	6,807,000	8,944,000
Interest on Federal Home Loan Bank advances and overnight borrowings	639,000	273,000
Interest on subordinated debentures	424,000	417,000
Total interest expense	7,870,000	9,634,000

Net interest income	10,988,000	12,666,000

Provision for loan losses	5,390,000	6,090,000

Net interest income after provision for loan losses	5,598,000	6,576,000

Noninterest income
Service charges	256,000	252,000
Gains on sales of available-for-sale securities	5,000	95,000
Gains on sales of premises and equipment	-	10,000
Miscellaneous fees and other	496,000	632,000
Total noninterest income	757,000	989,000

Noninterest expenses
Compensation and benefits	6,328,000	7,183,000
Occupancy, equipment and data processing	3,595,000	3,670,000
Marketing and business development	506,000	718,000
Professional services	1,351,000	1,038,000
Goodwill impairment losses	-	11,752,000
FDIC insurance	1,174,000	390,000
Amortization and impairment loss of core deposit intangible asset	396,000	822,000
Impairment or disposal of fixed assets	75,000	-
Losses on sales and impairment of repossessed property	125,000	34,000
Other operating expenses	1,064,000	885,000
Total noninterest expenses	14,614,000	26,492,000

Loss before income tax expense (benefit)	(8,259,000)	(18,927,000)

Income tax expense (benefit)	2,095,000	(2,699,000)

Net loss	$(10,354,000)	$(16,228,000)

Net loss per common share:
Basic and Diluted	$(1.77)	$(2.78)
Weighted average shares outstanding:
Basic and Diluted	5,843,000	5,843,000

See Notes to Consolidated Financial Statements.

Sterling Banks, Inc. and Subsidiary

Consolidated Statements of Shareholders' Equity
Years Ended December 31, 2009 and 2008

				Retained	Accumulated
			Additional	Earnings	Other	Total
	Common Stock		Paid-In	(Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity

December 31, 2007	5,843,362	11,687,000	29,708,000	1,949,000	(36,000)	43,308,000

Comprehensive income:

Net loss	-	-	-	(16,228,000)	-	(16,228,000)
Change in net unrealized loss on
securities available-for-sale, net of
reclassification adjustment and tax
effects	-	-	-	-	(18,000)	(18,000)
Total comprehensive income						(16,246,000)

Stock compensation	-	-	59,000	-	-	59,000

December 31, 2008	5,843,362	$11,687,000	$29,767,000	$(14,279,000)	$(54,000)	$27,121,000

Comprehensive income:

Net loss	-	-	-	(10,354,000)	-	(10,354,000)
Change in net unrealized loss on
securities available-for-sale, net of
reclassification adjustment and tax
effects	-	-	-	-	145,000	145,000
Total comprehensive loss						(10,209,000)

Stock compensation	-	-	74,000	-	-	74,000

December 31, 2009	5,843,362	$11,687,000	$29,841,000	$(24,633,000)	$91,000	$16,986,000

See Notes to Consolidated Financial Statements.

Sterling Banks, Inc. and Subsidiary

Consolidated Statements of Cash Flows
Years Ended December 31, 2009 and 2008

	2009	2008
Cash Flows From Operating Activities
Net loss	$(10,354,000)	$(16,228,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	994,000	1,091,000
Provision for loan losses	5,390,000	6,090,000
Net amortization of purchase premiums on securities	385,000	80,000
Net amortization and impairment loss of core deposit intangible	396,000	822,000
Goodwill impairment charge	-	11,752,000
Stock compensation	74,000	59,000
Realized gain on sales or calls of securities available-for-sale	(5,000)	(95,000)
Realized loss (gain) on sales, write down or retirement of buildings and equipment	75,000	(10,000)
Realized loss or write down of repossessed property	125,000	34,000
Realized gain on loans held for sale	-	(12,000)
Deferred income tax expense (benefit)	3,616,000	(2,699,000)
Proceeds from sale of loans held for sale	2,000	1,072,000
Originations of loans held for sale	-	(1,024,000)
Changes in operating assets and liabilities:
Increase in accrued interest receivable and other assets	(1,076,000)	(393,000)
Increase (Decrease) in accrued interest payable and other accrued liabilities	449,000	(329,000)
Net cash provided by operating activities	71,000	210,000

Cash Flows From Investing Activities
Purchases of securities available-for-sale	(23,829,000)	(10,564,000)
Purchases of securities held-to-maturity	-	(15,322,000)
Proceeds from sales or calls of securities available-for-sale	6,725,000	5,470,000
Proceeds from maturities of securities available-for-sale	-	26,350,000
Proceeds from maturities of securities held-to-maturity	169,000	-
Proceeds from principal payments on mortgage-backed securities available-for-sale	7,203,000	2,787,000
Proceeds from principal payments on mortgage-backed securities held-to-maturity	10,278,000	2,232,000
Purchases of restricted stock	(219,000)	(2,465,000)
Proceeds from sale of restricted stock	801,000	2,246,000
Net (increase) decrease in loans	(523,000)	6,134,000
Proceeds from sales of other real estate owned	1,342,000	-
Proceeds from sales of equipment	17,000	55,000
Purchases of premises and equipment	(633,000)	(507,000)
Cash paid for acquisition	-	(24,000)
Net cash provided by investing activities	1,331,000	16,392,000

Cash Flows From Financing Activities
Net decrease in noninterest-bearing deposits	(5,009,000)	(1,373,000)
Net increase (decrease) in interest-bearing deposits	7,141,000	(18,991,000)
Proceeds from Federal Home Loan Bank Advances	-	5,500,000
Repayments of Federal Home Loan Bank Advances	(1,750,000)	-
Net cash provided by (used in) financing activities	382,000	(14,864,000)

Increase in cash and cash equivalents	1,784,000	1,738,000

Cash and Cash Equivalents, beginning	13,526,000	11,788,000
Cash and Cash Equivalents, ending	$15,310,000	$13,526,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest on deposits and borrowed funds	$7,685,000	$9,820,000
Transfers of loans to other real estate owned	$1,644,000	$923,000

See Notes to Consolidated Financial Statements.

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

The Bank is a commercial bank that was incorporated on September 1, 1989, and commenced operations on December 7, 1990.  The Bank is chartered by the New Jersey Department of Banking and Insurance and is a member of the Federal Reserve System and the Federal Deposit Insurance Corporation.  The Bank maintains its principal office at 3100 Route 38 in Mount Laurel, New Jersey and has nine other full service branches.  The Bank’s primary deposit products are checking, savings and term certificate accounts, and its primary loan products are consumer, residential mortgage and commercial loans.

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

Accounting Standards Codification:  The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became effective on July 1, 2009.  At that date, the ASC became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles (“GAAP”) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  All other accounting literature is considered non-authoritative.  The switch to the ASC affects the way companies refer to GAAP in financial statements and accounting policies.  Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

Investment Securities:  Investment securities are classified under one of the following categories at the date of purchase: “Held-to-Maturity” and accounted for at historical cost, adjusted for accretion of discounts and amortization of premiums; “Available-for-Sale” and accounted for at fair value, with unrealized gains and losses reported as accumulated other comprehensive income (loss), a separate component of shareholders’ equity; or “Trading” and accounted for at fair value, with unrealized gains and losses reported as a component of earnings.  The Company has not held and does not intend to hold trading securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Description of Business and Summary of Significant Accounting Policies (Continued)

At December 31, 2009 and 2008, the Company has identified investment securities that will be held for indefinite periods of time, including securities that will be used as part of the Company’s asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments and similar factors.  These securities are classified as “available-for-sale” and are carried at fair value, with any unrealized gains, temporary losses, or non-credit related other-than-temporary losses reported as a separate component of other comprehensive income, net of the related income tax effect.

Also, at December 31, 2009 and 2008, the Company reported investments in securities, which were carried at cost, adjusted for amortization of premiums and accretion of discounts.  The Company has the intent and ability to hold these investment securities to maturity considering all reasonably foreseeable events or conditions.  These securities are classified as “held-to-maturity.”

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concern warrants such evaluation.  Declines in the fair value of individual debt securities below their cost that are deemed to be other-than-temporary result in write-downs of the individual securities to their fair value.  Debt securities that are deemed to be other-than-temporarily impaired are reflected in earnings as realized losses to the extent impairment is related to credit losses.  The amount of the impairment for debt securities related to other factors is recognized in other comprehensive income (loss).  In evaluating whether an impairment is temporary or other-than-temporary, management first considers whether the Company intends to sell the security or it is more-likely-than-not that the Company will be required to sell the security prior to recovery.  In these circumstances, the loss is determined to be other-than-temporary and the difference between the security’s fair value and its amortized cost is reflected as a loss in the statement of operations.

If management does not intend to sell the security and likely will not be required to sell the security prior to the forecasted recovery, management evaluates whether it expects to recover the entire amortized cost of the debt security or if there is a credit loss.  In evaluating whether there is a credit loss, management considers various qualitative factors which include (1) the length of time and the extent to which the fair value has been less than cost, (2) the reasons for the decline in the fair value, and (3) the financial position and access to capital of the issuer, including the current and future impact of any specific events.  If, based on an analysis of these factors, management concludes that there is a credit loss, management then calculates the expected cash flows and records a loss in earnings equal to the difference between the amortized cost of the debt security and the expected cash flows.  The portion of the decline in fair value that is due to factors other than credit loss is recognized in other comprehensive income.  No investment securities held by the Company as of December 31, 2009 and 2008 were subjected to a writedown due to credit related other-than-temporary impairment.

Interest income from securities adjusted for the amortization of premiums and accretion of discounts are recognized in interest income using the interest method over the contractual lives of the related securities.  Realized gains and losses, determined using the amortized cost value of the specific securities sold, are included in noninterest income in the statement of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Description of Business and Summary of Significant Accounting Policies (Continued)

Restricted stock has no quoted market value and is subject to redemption restrictions.  Management reviews for impairment based on the ultimate recoverability of the cost basis in the stock.  The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines.  Management considers such criteria as the significance of the decline in net assets, if any, of the companies, the length of time this situation has persisted, commitments by the companies to make payments required by law or regulation, the impact of legislative and regulatory changes on the customer base of the companies and the liquidity position of the companies.

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

The allowance consists of specific and general components.  The specific component relates to loans that are classified as impaired.  For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers non-impaired loans and is based on historical charge-off experience and expected loss given default derived from the Company’s internal risk rating process.  Other qualitative adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

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

Large groups of smaller balance homogeneous loans are collectively evaluated under FASB ASC Topic 450, Contingencies.  Accordingly, the Company does not separately identify individual residential mortgage and consumer loans for impairment disclosures.

Other Real Estate Owned:  Real estate acquired through foreclosure of loans is carried at the lower of cost or fair value less costs to sell, establishing a new cost basis.  After foreclosure, valuations are periodically performed by management and the assets continue to be carried at the lower of cost or fair value less estimated costs to sell.  Revenue and expenses from operations and changes from any direct write-downs as a result of periodic valuations are charged to operations.  Other real estate owned, included with other assets, was $1,100,000 and $923,000 at December 31, 2009, respectively.

Concentration of Credit Risk:  The Company’s loans are generally to diversified customers in Burlington County and Camden County, New Jersey.  The concentrations of credit by type of loan are set forth in Note 5.  Generally, loans are collateralized by assets of the borrower and are expected to be repaid from the cash flow or proceeds from the sale of selected assets of the borrower.

Mortgage-backed securities held by the Company consist of certificates that are guaranteed by an agency of the United States government.

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

Branches Held for Sale:  The Company has one branch (Gaither Road) that is no longer in use and is being held for sale.   In 2009, impairment was identified on this location and a write down of $82,000 was recorded.

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

Core Deposit Intangibles:  Core deposit intangibles arise from purchase business combinations.  On March 16, 2007, we completed our merger with the former Farnsworth Bancorp, Inc.  We were deemed to be the purchaser for accounting purposes and thus recognized a core deposit intangible asset in connection with the merger.  The establishment and subsequent amortization of this intangible asset requires several assumptions including, among other things, the estimated cost to service deposits acquired, discount rates, estimated attrition rates and useful lives.  If the value of the core deposit intangible or the customer relationship intangible is determined to be less than the carrying value in future periods, a write down would be taken through a charge to our earnings.  The most significant element in evaluation of these intangibles is the attrition rate of the acquired deposits.  If such attrition rate accelerates from that which we expected, the intangible is reduced by a charge to earnings.  The attrition rate related to deposit flows is influenced by many factors, the most significant of which are alternative yields for deposits available to customers and the level of competition from other financial institutions and financial services companies.  See Note 19 for further discussion.

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

The components of other comprehensive income (loss) and related tax effects for 2009 and 2008 are as follows:

	2009	2008
Unrealized holding gains on available-for-sale securities	$246,000	$65,000
Reclassification adjustment for gains realized in income	(5,000)	(95,000)
Net unrealized gains (losses)	241,000	(30,000)
Tax effect	96,000	(12,000)
Net-of-tax amount	$145,000	$(18,000)

Statement of Cash Flows:  For the purpose of the statement of cash flows, cash equivalents are defined as cash and due from banks and other short-term investments with an original maturity, when purchased, of ninety days or less.  For the purposes of the statement of cash flows, the change in loans and deposits are shown on a net basis.

Loss Per Common Share:  Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year.  Diluted loss per common share considers common share equivalents (when dilutive) outstanding during each year.  Options to purchase common stock were excluded from the 2009 and 2008 computations because of the net losses incurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Description of Business and Summary of Significant Accounting Policies (Continued)

Loss per common share has been computed based on the following for the years ended December 31, 2009 and 2008:

	2009	2008
Net loss	$(10,354,000)	$(16,228,000)

Average number of common shares outstanding	5,843,000	5,843,000
Effect of dilutive options	-	-
Average number of common shares outstanding used to
calculate diluted loss per common share	5,843,000	5,843,000

Stock-Based Employee Compensation:  The Company has a stock-based employee compensation plan which is more fully described in Note 14.  The Company records compensation expense equal to the fair value of all equity-based compensation over the vesting period of each award.  The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards.

Use of Estimates:  The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The principal estimates that are particularly susceptible to significant change in the near term relate to the allowance for loan losses, the valuation of core deposit intangible, the valuation of deferred tax assets and the fair value disclosures of financial instruments.

Fair Value:  Effective January 1, 2008, the Company adopted FASB ASC Topic 820, Fair Value Measurement, which provides a framework for measuring fair value under generally accepted accounting principles.  FASB ASC Topic 820 applies to all financial instruments that are being measured and reported on a fair value basis.  Nonfinancial assets and nonfinancial liabilities that are recognized and disclosed at fair value on a nonrecurring basis under FASB ASC Topic 820 were delayed to fiscal years beginning after November 15, 2008.  Accordingly, effective January 1, 2009, the Company began disclosing the fair value of Other Real Estate Owned (OREO) and branch property held for sale that was previously deferred under the provisions of this guidance.  See Note 16 for further discussion.

Recent Accounting Pronouncements:

FASB ASC Topic 260, Earnings Per Share

On January 1, 2009, FASB ASC Topic 260, Earnings Per Share  became effective, and provides that unvested share based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and should be included in the computation of basic earnings per share using the two class method.  At December 31, 2009 the Company did not have any shares which were considered participating securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Description of Business and Summary of Significant Accounting Policies (Continued)

FASB ASC Topic 320, Investments - Debt and Equity Securities

FASB ASC Topic 320 provides new guidance on the recognition and presentation of an other-than-temporary impairment (“OTTI”) and requires additional disclosures.  The recognition provisions within this new guidance apply only to our debt securities classified as available-for-sale and held-to-maturity, while the presentation and disclosure requirements within this new guidance apply to both our debt and equity securities.  An impaired debt security will be considered other-than-temporarily impaired if we have the intent to sell or we will more likely than not be required to sell the security prior to recovery of the amortized cost.  In these situations the OTTI recognized in net income (loss) is equal to the difference between amortized cost and fair value.  If we do not expect recovery of the entire cost basis, even if we have no intention on selling the security, it will be considered an OTTI as well.  In this situation the new guidance requires that we recognize OTTI by separating the loss between the amount representing the credit loss and the amount relating to other factors.  Credit losses will be recognized in net income, and losses relating to other factors will be recognized in other comprehensive income (“OCI”).  FASB ASC Topic 320 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  FASB ASC Topic 320 requires a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption with a corresponding adjustment to accumulated OCI for that portion representing losses related to factors other than credit quality.  We adopted FASB ASC Topic 320 effective April 1, 2009.  The change in accounting principle had no impact on the recorded amounts in the consolidated financial statements.  The effects of the adoption of this new disclosure guidance are depicted in Note 3 – Investment Securities.

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

FASB ASC Topic 855 is effective for interim and annual periods ending after June 15, 2009.  Accordingly, management has evaluated subsequent events through the date the financial statements were issued and determined, other than the events described in Note 21, no recognized or non-recognized subsequent events warranted inclusion or disclosure in the financial statements as of December 31, 2009.

FASB ASC Topic 860, Transfers and Servicing

New authoritative accounting guidance under FASB ASC Topic 860 amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets.  The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets.  The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period.  The new authoritative accounting guidance under ASC Topic 860 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

Note 2.   Cash and Due From Banks

The Company maintains various deposit accounts with other banks to meet normal funds transaction requirements, to satisfy deposit reserve requirements, and to compensate other banks for certain correspondent services.  These accounts are normally insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 per account, however, on a temporary basis through 2013, these accounts are being insured up to at least $250,000 per account.  Management is responsible for assessing the credit risk of its correspondent banks.  The reserve requirements pertaining to the Federal Reserve Bank were $2,898,000 and $3,962,000 at December 31, 2009 and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.   Investment Securities

The Company’s investment securities as of December 31, 2009 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale
U.S. Government agencies and corporations	$8,092,000	$61,000	$(46,000)	$8,107,000
Mortgage-backed securities	21,549,000	286,000	(222,000)	21,613,000
Municipal securities	4,305,000	73,000	-	4,378,000
Total securities available-for-sale	$33,946,000	$420,000	$(268,000)	$34,098,000
Held-to-maturity
U.S. Government agencies and corporations	$100,000	$-	$-	$100,000
Mortgage-backed securities	9,098,000	264,000	-	9,362,000
Total securities held-to-maturity	$9,198,000	$264,000	$-	$9,462,000

The Company’s investment securities as of December 31, 2008 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale
U.S. Government agencies and corporations	$3,995,000	$33,000	$-	$4,028,000
Mortgage-backed securities	15,250,000	76,000	(29,000)	15,297,000
Municipal securities	4,941,000	-	(169,000)	4,772,000
Total securities available-for-sale	$24,186,000	$109,000	$(198,000)	$24,097,000
Held-to-maturity
U.S. Government agencies and corporations	$100,000	$-	$-	$100,000
Mortgage-backed securities	19,784,000	129,000	(21,000)	19,892,000
Total securities held-to-maturity	$19,884,000	$129,000	$(21,000)	$19,992,000

Mortgage-backed securities held by the Company consist of certificates that are guaranteed by an agency of the United States government.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.   Investment Securities (Continued)

The amortized cost and estimated market value of debt securities at December 31, 2009 by contractual maturities are shown below.  Expected maturities may differ from contractual maturities for mortgage-backed securities because the mortgages underlying the securities may be called or prepaid without any penalties; therefore, these securities are not included in the maturity categories in the following maturity schedule.

	December 31, 2009
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within one year	$-	$-	$100,000	$100,000
Maturing after one year, but within five years	637,000	641,000	-	-
Maturing after five years, but within ten years	8,852,000	8,876,000	-	-
Maturing after ten years	2,908,000	2,968,000	-	-
Mortgage-backed securities	21,549,000	21,613,000	9,098,000	9,362,000
Total securities	$33,946,000	$34,098,000	$9,198,000	$9,462,000

Proceeds from sales or calls of investment securities available-for-sale during 2009 and 2008 were $6,725,000 and $5,470,000, respectively.  Gross gains of $5,000 and $95,000, respectively, were realized on those transactions.

Securities with a carrying value of $27,464,000 and $20,445,000 were pledged to secure public deposits and Federal Home Loan Bank advances at December 31, 2009 and 2008, respectively.

Included in “Interest and dividends on securities” in the Statements of Operations was $180,000 and $204,000 of tax-exempt interest income for 2009 and 2008, respectively.

The fair value of securities with unrealized losses by length of time that the individual securities have been in a continuous loss position at December 31, 2009 is as follows:

	Continuous Unrealized Losses		Continuous Unrealized Losses
	Existing for Less Than 12 Months		Existing for More Than 12 Months
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
Available-for-sale:
U.S. Government agencies and corporations	$3,954,000	$(46,000)	$-	$-
Mortgage-backed securities	10,360,000	(222,000)	-	-
	14,314,000	(268,000)	-	-
Held-to-maturity:
Mortgage-backed securities	-	-	-	-
Total temporarily impaired securities	$14,314,000	$(268,000)	$-	$-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.   Investment Securities (Continued)

At December 31, 2009, 2 U.S. Government agencies and corporations and 6 mortgage-backed securities were in an unrealized loss position.  At December 31, 2008, 32 mortgage-backed securities and 7 municipal securities were in an unrealized loss position.  Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and extent to which fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) whether the Company intends to sell its investment in the issuer and (4) whether the Company will more likely than not be required to sell the investment before recovery of the cost basis, which may be maturity.  Management has evaluated the securities in an unrealized loss position as of December 31, 2009 and 2008 based upon the considerations noted above and believes that the unrealized losses in the securities portfolio are attributable to changes in market interest rates and are not credit related.  Therefore, unrealized losses in the portfolios are considered temporary.

The fair value of securities with unrealized losses by length of time that the individual securities have been in a continuous loss position at December 31, 2008 is as follows:

	Continuous Unrealized Losses		Continuous Unrealized Losses
	Existing for Less Than 12 Months		Existing for More Than 12 Months
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
Available-for-sale:
U.S. Government agencies and corporations	$-	$-	$-	$-
Mortgage-backed securities	6,407,000	(29,000)	-	-
Municipal securities	4,772,000	(169,000)	-	-
	11,179,000	(198,000)	-	-
Held-to-maturity:
Mortgage-backed securities	3,502,000	(21,000)	-	-
Total temporarily impaired securities	$14,681,000	$(219,000)	$-	$-

Note 4.   Loans

The composition of net loans as of December 31, 2009 and 2008 are as follows:

	2009	2008
Commercial, Financial and Agricultural	$30,371,000	$32,115,000
Real Estate - Construction	41,558,000	68,278,000
Real Estate – Mortgage	171,465,000	147,435,000
Installment loans to individuals	50,453,000	53,827,000
Lease Financing	7,291,000	4,636,000
Unrealized Loan Fees	(639,000)	(665,000)
Total loans	300,499,000	305,626,000
Less: allowance for loan losses	(9,915,000)	(8,531,000)
Net loans	$290,584,000	$297,095,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.   Loans to Related Parties

Loans to related parties include loans made to executive officers, directors and their affiliated interests.  Management believes that the Company has not entered into any transactions with these individuals or entities that were less favorable to the Company than they would have been for similar transactions with other borrowers.

An analysis of the activity in related party loans for 2009 and 2008 is as follows:

	2009	2008
Balance, beginning of year	$4,924,000	$4,268,000
Additions	784,000	3,606,000
Payments	(548,000)	(1,144,000)
Reclassification as non-related party	(2,743,000)	(1,806,000)
Balance, end of year	$2,417,000	$4,924,000

At December 31, 2009 and 2008, these loans are current as to payment of principal and interest.

In addition, the Company has financial instruments with off-balance sheet risk with certain related parties including loan commitments made to executive officers, directors and their affiliated interests.  As of December 31, 2009 and 2008, commitments to extend credit and unused lines of credit amounted to approximately $683,000 and $1,133,000, respectively.  Standby letters of credit were approximately $68,000 and $20,000 as of December 31, 2009 and 2008, respectively.  These amounts are included in loan commitments and standby letters of credit (Note 7).

Note 6.   Allowance for Loan Losses

Changes in the allowance for loan losses for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008
Balance, beginning of year	$8,531,000	$2,891,000
Provision for loan losses	5,390,000	6,090,000
Loans charged off	(4,172,000)	(463,000)
Recoveries of loans previously charged off	166,000	13,000
Balance, end of year	$9,915,000	$8,531,000

The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement.  Payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful, in which event payments received are recorded as a reduction of principal.  At December 31, 2009 and 2008, the carrying value of impaired loans was $26,725,000 and $17,694,000, respectively.  The average recorded investment in impaired loans during 2009 and 2008 was $23,215,000 and $10,348,000, respectively.  Such loans are valued based on the present value of expected future cash flows discounted at the loans’ effective interest rates and/or the fair value of collateral if a loan is collateral dependent.  Specific allocations of $684,000 and $2,802,000 were included in the allowance for loan losses at December 31, 2009 and 2008, for impaired loans totaling $2,634,000 and $11,881,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.   Allowance for Loan Losses (Continued)

Impaired loans include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction of the interest rate on the loan, payment extensions, forbearance, or other actions intended to maximize collection.  At December 31, 2009 and 2008, troubled debt restructurings were $6,236,000 and $642,000, respectively, exclusive of those that became non-accrual.  Loans past due 90 days or more and still accruing interest were $634,000 and $2,707,000 at December 31, 2009 and 2008, respectively.  Total non-accruing loans, included in impaired loans, were $16,437,000 and $9,895,000 at December 31, 2009 and 2008, respectively.  Interest income on impaired loans amounted to $1,020,000 in 2009 and $655,000 in 2008.  Interest income was not recognized on a cash basis for any loan on nonaccrual in 2009 and 2008.

Note 7.   Loan Commitments and Standby Letters of Credit

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

As of December 31, 2009 and 2008, commitments to extend credit and unused lines of credit amounted to approximately $34,360,000 and $45,413,000, respectively, and standby letters of credit were approximately $4,134,000 and $4,997,000, respectively.  During 2009 and 2008, the majority of these commitments and standby letters of credit were at a variable rate of interest.

Such commitments generally have fixed expiration dates or other termination clauses.  Since many commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Note 8.   Premises and Equipment

Premises and equipment at December 31, 2009 and 2008 consisted of the following:

	2009	2008
Land	$1,328,000	$1,328,000
Premises and leasehold improvements	9,012,000	8,551,000
Furniture and equipment	4,513,000	4,647,000
Total premises and equipment, at cost	14,853,000	14,526,000
Less: accumulated depreciation and amortization	(6,689,000)	(6,000,000)
Premises and equipment, net	$8,164,000	$8,526,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.   Premises and Equipment (Continued)

The estimated useful lives for calculating depreciation and amortization on furniture and equipment are between three and seven years.  Premises and leasehold improvements are depreciated over the lesser of the economic life or the term of the related lease, generally ranging from three to twenty-five years.

The Company leases certain of its branches under various operating leases expiring through 2027.  The Company is required to pay operating expenses for all leased properties.  At December 31, 2009, the required future minimum rental payment under these leases is as follows:

Years Ending December 31,
2010	$709,000
2011	679,000
2012	608,000
2013	566,000
2014	566,000
Thereafter	3,434,000
$6,562,000

Rent expense was $794,000 and $767,000 in 2009 and 2008, respectively.

Note 9.   Deposits

Deposits at December 31, 2009 and 2008 consisted of the following:

	2009	2008
Noninterest bearing demand deposits	$30,864,000	$35,873,000
Interest bearing demand deposits	35,002,000	35,076,000
Savings deposits	66,783,000	66,747,000
Time deposits of $100,000 or more	29,841,000	29,786,000
Other time deposits	168,236,000	161,112,000
Total deposits	$330,726,000	$328,594,000

At December 31, 2009, the scheduled maturities of time deposits are as follows:

Years Ending December 31,
2010	$177,491,000
2011	16,807,000
2012	1,162,000
2013	725,000
2014	1,892,000
$198,077,000

Interest expense on time deposits of $100,000 or more was approximately $811,000 and $1,108,000 for the years ended December 31, 2009 and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.  Borrowed Funds and Availability Under Lines of Credit

The Company is a member of the Federal Home Loan Bank of New York.  Such membership permits the Company to obtain funding in the form of advances.  At December 31, 2009 and 2008, there were $14,250,000 and $16,000,000, respectively, in advances outstanding.

Borrowed funds outstanding at December 31, 2009 mature in 2010 ($2,250,000), 2011 ($2,250,000), 2012 ($2,250,000), and 2013 ($7,500,000) and bear interest at fixed rates ranging from 3.43% to 4.25%.

Federal Home Loan Bank of New York advances require the Company to provide collateral, which may be in the form of a blanket lien on the Company’s assets or through a pledge, assignment, or delivery of specific assets.  At December 31, 2009 and 2008, investment securities with a carrying value of $16,388,000 and $18,400,000 were pledged, assigned, and delivered as collateral for outstanding advances.  These advances cannot be prepaid without penalty.  The agreement also requires that the Company maintain a certain percentage of its assets in home mortgage assets, which may include mortgage-backed securities, and that the Company purchase a certain amount of Federal Home Loan Bank of New York common stock.  Both requirements follow formulas established by the Federal Home Loan Bank of New York.

On May 1, 2007, Sterling Banks Capital Trust I, a Delaware statutory business trust and a wholly-owned subsidiary of the Company, issued $6.2 million of variable rate capital trust pass-through securities (“capital securities”) to investors.  The variable interest rate re-prices quarterly after five years at the three month LIBOR plus 1.70% and was 6.744% as of December 31, 2009 and 2008.  Sterling Banks Capital Trust I purchased $6.2 million of variable rate junior subordinated deferrable interest debentures from the Company.  The debentures are the sole asset of the Trust.  The terms of the junior subordinated debentures are the same as the terms of the capital securities.  The Company has also fully and unconditionally guaranteed the obligations of the Trust under the capital securities.  The capital securities are redeemable by the Company on or after May 1, 2012 at par, or earlier if the deduction of related interest for federal income taxes is prohibited, classification as Tier I Capital is no longer allowed, or certain other contingencies arise.  The capital securities must be redeemed upon final maturity of the subordinated debentures on May 1, 2037.  Proceeds of approximately $4.5 million were contributed in 2007 to paid-in capital of the Bank.  The remaining $1.5 million was retained at the Company for future use.  If the Company determines that there is a need to preserve capital or improve liquidity, the ability exists to defer interest payments for a maximum of five years. During the second, third and fourth quarters of 2009, the Company elected to defer the interest payments due.  Further, pursuant to the terms of the Agreement with the Regulators, the Company will not make any interest payments in the future without prior approval from the Regulators (Note 20).

The Company maintains the ability to borrow funds on an overnight basis under secured and unsecured lines of credit with correspondent banks.  At December 31, 2009 and 2008, the aggregate availability under such lines of credit was $39,228,000 and $89,688,000, respectively.

Note 11.  Shareholders’ Equity

Sterling Banks, Inc. was incorporated in 2006 for the sole purpose of becoming the holding company for the Bank.  Sterling Banks, Inc. is authorized to issue 15,000,000 shares of common stock, par value $2.00 per share, and 10,000,000 shares of preferred stock, with no par value per share.

The Company did not pay a cash dividend in either 2009 or 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.  Shareholders’ Equity (Continued)

During 2009 and 2008, no stock options were exercised.

Note 12.  Income Taxes

Income tax expense (benefit) for the years ended December 31, 2009 and 2008 consisted of the following:

	2009	2008
Current tax expense
Federal	$(1,521,000)	$-
State	-	-
Deferred tax expense (benefit)	3,616,000	(2,699,000)
	$2,095,000	$(2,699,000)

Income tax expense (benefit) differs from the expected statutory amount principally due to the deferred tax asset valuation allowance, a nondeductible goodwill impairment charge in 2008 and non-taxable interest income earned by the Company.  A reconciliation of the Company’s effective income tax rate with the Federal rate for the years ended 2009 and 2008 is as follows:

	2009	2008
Tax benefit at statutory rate (35%)	$(2,890,000)	$(6,624,000)
Tax free interest income	(55,000)	(71,000)
Goodwill impairment	-	3,996,000
Other, net	187,000	(195,000)
State income taxes, net of federal tax benefit	(444,000)	6,000
Valuation allowance recorded	5,214,000	-
Benefit of income taxed at lower rates	83,000	189,000
	$2,095,000	$(2,699,000)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.  Income Taxes (Continued)

The tax effects of temporary differences between the book and tax basis of assets and liabilities which give rise to the Company’s net deferred tax asset, which is included in “Accrued interest receivable and other assets,” at December 31, 2009 and 2008, are as follows:

Deferred tax assets:	2009	2008
Net operating loss carryforwards	$2,058,000	$1,649,000
Allowance for loan losses	3,569,000	3,282,000
Premises and equipment	46,000	41,000
Net unrealized loss on securities available for sale	-	35,000
Stock compensation	68,000	38,000
Interest on nonaccrual loans	825,000	300,000
Total deferred tax asset	6,566,000	5,345,000
Valuation allowance	(5,214,000)	-
Total deferred tax asset, net of valuation allowance	1,352,000	5,345,000

Deferred tax liabilities:
Net unrealized gain on securities available for sale	61,000	-
Core deposit intangible and loan premium	531,000	634,000
Deferred loan cost	4,000	48,000
Other	60,000	255,000
Total deferred tax liabilities	656,000	937,000

Net deferred tax asset	$696,000	$4,408,000

During 2009, the Company updated its analysis of whether a valuation allowance should be recorded against its deferred tax assets.  Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized.  The determination of whether a deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence.  In making such judgments, significant weight is given to evidence that can be objectively verified.  Cumulative and continued near-term losses represent significant negative evidence that caused the Company to conclude that a $5.2 million deferred tax valuation allowance was required because the Company has determined it can no longer meet the more likely than not threshold for recognizing this asset.

To the extent that the Company generates taxable income in a given year, the valuation allowance may be reduced to fully or partially offset the corresponding income tax expense.  Any remaining deferred tax asset valuation allowance will ultimately reverse through income tax expense when the Company can demonstrate a sustainable return to profitability that would lead management to conclude that it is more likely than not that the deferred tax asset will be utilized during the carryforward period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.  Income Taxes (Continued)

At December 31, 2009, the Company had a $4,000,000 net operating loss carry forward available which begins expiring in 2027.  In addition, the Company has federal and state net operating loss carryforwards of approximately $1,300,000 and $2,500,000, respectively, that are related to the acquisition of Farnsworth Bancorp in 2007 and which are subject to certain income tax limitations.

The Company did not recognize any interest or penalties related to income tax during the years ended December 31, 2009 or 2008 and did not accrue interest or penalties.  The Company does not have an accrual for uncertain tax positions as of December 31, 2009 or 2008, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law.  Tax returns for all years 2006 and thereafter are subject to further examination by tax authorities.

Note 13.  Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2009 and 2008, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2009, management believes the Bank is adequately capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events that management believes have changed the Bank’s category.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank’s capital levels do not allow the Bank to accept brokered deposits without prior approval from regulators.  As of December 31, 2009, the Bank did not have any brokered deposits.  Further, the Bank is subject to certain interest rate restrictions that can be paid for its deposits without prior approval from regulators.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.  Regulatory Matters (Continued)

At December 31, 2009, the Bank’s actual capital amounts and ratios are presented in the following table:

								To Be Well
				For Capital				Capitalized Under Prompt
	Actual			Adequacy Purposes				Corrective Action Provisions
	Amount	Ratio		Amount		Ratio		Amount		Ratio
Total Capital
(To Risk Weighted Assets)	$24,553,000	8.64%	>	$22,733,000	>	8.0%	>	$28,416,000	>	10.0%
Tier 1 Capital
(To Risk Weighted Assets)	$20,922,000	7.36%	>	$11,367,000	>	4.0%	>	$17,050,000	>	6.0%
Tier 1 Capital
(to Average Assets)	$20,922,000	5.52%	>	$15,149,000	>	4.0%	>	$18,937,000	>	5.0%

At December 31, 2008, the Bank’s actual capital amounts and ratios are presented in the following table:

								To Be Well
				For Capital				Capitalized Under Prompt
	Actual			Adequacy Purposes				Corrective Action Provisions
	Amount	Ratio		Amount		Ratio		Amount		Ratio
Total Capital
(To Risk Weighted Assets)	$32,134,000	10.52%	>	$24,428,000	>	8.0%	>	$30,535,000	>	10.0%
Tier 1 Capital
(To Risk Weighted Assets)	$28,258,000	9.25%	>	$12,214,000	>	4.0%	>	$18,321,000	>	6.0%
Tier 1 Capital
(to Average Assets)	$28,258,000	7.21%	>	$15,675,000	>	4.0%	>	$19,594,000	>	5.0%

Restriction on the Payment of Dividends:  Certain limitations exist on the availability of the Company’s undistributed net assets for the payment of cash dividends without prior approval from regulatory authorities.  During 2009 and 2008, no cash dividends were declared and paid.

Note 14.  Benefit Plans

Savings Plan:  The Company maintains a defined contribution savings plan under Section 401(k) of the Internal Revenue Code for its eligible employees.  Under the Plan, employee contributions, up to 6% of gross salary, may be matched in part at the discretion of the Company.  Employee and matching contributions are immediately vested.  During 2009 and 2008, the Company made $24,000 and $114,000, respectively, in matching contributions.  The Company may elect to make an additional discretionary profit sharing contribution to the Plan each calendar year.  Such contributions would be vested based on length of credited service.  No discretionary contributions were made in 2009 or 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14.  Benefit Plans (Continued)

Stock Option Plan:  In 1998, the shareholders approved the Sterling 1998 Employee Stock Option Plan and the Sterling 1998 Director Stock Option Plan (collectively the “Plans”).  The Plans are qualified as an “incentive stock option plan” under Section 422 of the Internal Revenue Code.  Reserved for issuance upon the exercise of options granted by an Option Committee of the Board of Directors is an aggregate of 35,107 shares of common stock for the Employee Plan and 26,982 shares of common stock for the Director Plan.  There are no options available for grant under these plans.

In 2003, the shareholders approved the Sterling 2003 Employee Stock Option Plan.  Reserved for issuance upon the exercise of options granted or to be granted by the Compensation Committee of the Board of Directors is an aggregate of 355,997 shares of common stock for this Plan.  There are 10,847 options remaining available for grant as of December 31, 2009.

In 2008, the shareholders approved the Sterling 2008 Employee Stock Option Plan and the Sterling 2008 Director Stock Option Plan.  Reserved for issuance upon the exercise of options granted or to be granted by an Option Committee of the Board of Directors is an aggregate of 300,000 shares of common stock for the Employee Plan and 100,000 shares of common stock for the Director Plan.  There are 211,601 and 29,000 options remaining available for grants, respectively, as of December 31, 2009.

Information regarding stock options outstanding at December 31, 2009 and 2008 is as follows:

	Number	Weighted Average	Weighted Average Remaining	Aggregate
	of Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding, December 31, 2007	518,168	$8.43
Granted	175,200	$3.92
Expired/terminated	(88,193)	$7.75
Exercised	-	-
Outstanding, December 31, 2008	605,175	$7.22
Granted	-	-
Expired/terminated	(38,537)	$7.57
Exercised	-	$-
Outstanding, December 31, 2009	566,638	$7.20	6.1 years	$-

Exercisable at December 31, 2009	311,248	$8.15	4.6 years	$-

During 2009 and 2008, the number of options that vested was 29,954 and 15,191, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14.  Benefit Plans (Continued)

A summary of unvested stock options outstanding at December 31, 2009 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Unvested stock options:
Outstanding at December 31, 2007	145,125	$2.97
Granted	175,200	$1.50
Vested	(15,191)	$2.97
Exercised/forfeited	(8,150)	$1.99
Outstanding at December 31, 2008	296,984	$2.11
Granted	-	$-
Vested	(29,954)	$2.19
Exercised/forfeited	(11,640)	$2.26
Outstanding at December 31, 2009	255,390	$2.10

The Company did not award any stock options in 2009.  In 2008, the Company granted 175,200 options with an average exercise price of $3.92 to employees and directors that vest in equal annual installments over ten years.  The Company used the Black-Scholes option pricing model in determining the grant date fair value of 2008 awards.  The expected life of the options was estimated based on historical employee behavior and represents the period of time that options granted are expected to be outstanding.  Expected volatility of the Company’s stock price was based on historical volatility over the period commensurate with the expected life of the options.  The risk-free interest rate is the U.S. Treasury rate commensurate with the expected life of the options on the date of grant.  The expected dividend yield is the projected annual yield based on the grant date stock price.  The weighted average estimated value per option was $1.50 in 2008.  The fair values of options granted in 2008 were estimated at the date of grant based on the following assumptions: risk free interest rate of 4.1%, volatility of 23%, expected life of options of 9 years, and expected dividend yield of 0.0%.

The Company recognized $74,000 and $59,000 in compensation costs in 2009 and 2008, respectively, related to stock options.  As of December 31, 2009, there was approximately $559,000 of total unrecognized compensation cost related to stock option awards which is expected to be recognized over a weighted average period of 8.1 years.

Note 15.  Commitments and Contingencies

The Company has entered into “change in control” agreements with certain key members of management, which provide for continued payment of certain employment salaries and benefits in the event of a change in control, as defined.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15.  Commitments and Contingencies (Continued)

The Company is from time to time a party to routine litigation in the normal course of its business.  Management does not believe that the resolution of this litigation will have a material adverse effect on the financial condition or results of operations of the Company.  However, the ultimate outcome of any such litigation, as with litigation generally, is inherently uncertain and it is possible that some litigation matters may be resolved adversely to the Company.  At December 31, 2009, the Company was not a party to any material legal proceedings.

Note 16.  Fair Value Measurements

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
•
Generally, this includes debt and equity securities traded in an active exchange market (i.e. New York Stock Exchange), as well as certain US Treasury and US Government and agency mortgage-backed securities that are highly liquid and are actively traded in over-the-counter markets.

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

•	Generally, this includes US Government and agency mortgage-backed securities, corporate debt securities, and loans held for sale.

Level 3 Inputs
•	Prices or valuation techniques that require inputs that are both unobservable (i.e. supported by little or no market activity) and that are significant to the fair value of the assets or liabilities.
•
These assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16.  Fair Value Measurements (Continued)

Fair Value on a Recurring Basis

Certain assets and liabilities are measured at fair value on a recurring basis.  The following tables present the assets and liabilities carried on the balance sheet by caption and by level within the FASB ASC Topic 820 hierarchy (as described above) as of December 31, 2009 and 2008.

2009	Level 1	Level 2	Level 3	Total
Financial Assets
Investment securities available-for-sale
U.S. Government agencies and Corporations	$-	$8,107,000	$-	$8,107,000
Mortgage-backed securities	$-	$21,613,000	$-	$21,613,000
Municipal securities	$-	$4,378,000	$-	$4,378,000

2008	Level 1	Level 2	Level 3	Total
Financial Assets
Investment securities available-for-sale
U.S. Government agencies and Corporations	$-	$4,028,000	$-	$4,028,000
Mortgage-backed securities	$-	$15,297,000	$-	$15,297,000
Municipal securities	$-	$4,772,000	$-	$4,772,000

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

Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is impairment).  The following tables present the assets and liabilities carried on the balance sheet by caption and by level within the FASB ASC Topic 820 hierarchy (as described above) as of December 31, 2009 and 2008.

2009	Level 1	Level 2	Level 3	Total
Financial Assets
Impaired loans	$-	$-	$26,725,000	$26,725,000

2008	Level 1	Level 2	Level 3	Total
Financial Assets
Impaired loans	$-	$-	$17,694,000	$17,694,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16.  Fair Value Measurements (Continued)

2009	Level 1	Level 2	Level 3	Total
Non-Financial Assets
Other real estate owned	$-	$-	$1,100,000	$1,100,000
Branch held for sale	$-	$-	$505,000	$505,000

Impaired Loans

The carrying value of impaired loans is derived in accordance with FASB ASC Topic 310, “Receivables”.  Fair value is determined based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.  Appraised and reported values may be discounted based on management’s historical knowledge and changes in market conditions from the time of valuation.  The valuation allowance for impaired loans is included in the allowance for loan losses in the balance sheets. The valuation allowances for impaired loans at December 31, 2009 and 2008 were $684,000 and $2,802,000, respectively.  During the twelve months ended December 31, 2009, the valuation allowance for impaired loans decreased $2,118,000 from $2,802,000 at December 31, 2008 as a result of loans being collected or charged off in full or in part.

Other Real Estate Owned and Branch Held For Sale

Foreclosed real estate and branch held for sale are carried at fair value, less estimated costs to sell.  The fair value was determined using appraisals or other sources of market value.  Discounts are based on management’s review and changes in market conditions (Level 3 inputs).

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

The following methods and assumptions were used to estimate the fair value under FASB ASC Topic 825 of each class of financial instruments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16.  Fair Value Measurements (Continued)

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

Deposits:  In accordance with the FASB ASC Topic 825, the fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, NOW and money market accounts, is equal to the amount payable on demand.  The fair value of time deposits is based on the discounted value of contractual cash flows, where the discount rate is estimated using the market rates currently offered for deposits of similar remaining maturities.

Borrowed Funds:  The fair value of borrowings is calculated by discounting scheduled cash flows through the estimated maturity date using current market rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16.   Fair Value Measurements (Continued)

Estimated Fair Values:  The estimated fair values of the Company’s material financial instruments as of December 31, 2009 are as follows:

	Carrying Value	Fair Value
Financial Assets:
Cash and due from banks	$10,765,000	$10,765,000
Federal funds sold	$4,545,000	$4,545,000
Investment securities, held-to-maturity	$9,198,000	$9,462,000
Investment securities, available-for-sale	$34,098,000	$34,098,000
Restricted stock	$1,886,000	$1,886,000
Loans, net of allowance for loan losses	$290,584,000	$288,668,000
Accrued interest receivable	$1,290,000	$1,290,000
Financial Liabilities:
Noninterest-bearing demand deposits	$30,864,000	$30,864,000
Interest-bearing deposits	$299,862,000	$293,361,000
Borrowed funds	$20,436,000	$17,988,000
Accrued interest payable	$612,000	$612,000

The estimated fair values of the Company’s material financial instruments as of December 31, 2008 are as follows:

	Carrying Value	Fair Value
Financial Assets:
Cash and due from banks	$13,054,000	$13,054,000
Federal funds sold	$472,000	$472,000
Investment securities, held-to-maturity	$19,884,000	$19,992,000
Investment securities, available-for-sale	$24,097,000	$24,097,000
Restricted stock	$2,448,000	$2,448,000
Loans held for sale	$2,000	$2,000
Loans, net of allowance for loan losses	$297,095,000	$299,648,000
Accrued interest receivable	$1,740,000	$1,740,000
Financial Liabilities:
Noninterest-bearing demand deposits	$35,873,000	$35,873,000
Interest-bearing deposits	$292,721,000	$288,303,000
Borrowed funds	$22,186,000	$19,340,000
Accrued interest payable	$427,000	$427,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16.  Fair Value Measurements (Continued)

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

Note 17.  Quarterly Financial Data (unaudited)

The following represents summarized unaudited quarterly financial data of the Company which, in the opinion of management, reflects adjustments (comprising only normal recurring accruals) necessary for fair presentation.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
2009
Interest income	$4,592,000	$4,764,000	$4,791,000	$4,711,000
Interest expense	1,628,000	1,902,000	2,124,000	2,216,000
Net interest income	2,964,000	2,862,000	2,667,000	2,495,000
Provision for loan losses	-	-	5,390,000	-
Noninterest income	175,000	177,000	174,000	231,000
Noninterest expenses	3,591,000	3,618,000	3,966,000	3,439,000
Loss before income tax expense (benefit)	(452,000)	(579,000)	(6,515,000)	(713,000)
Income tax expense (benefit)	(816,000)	-	3,175,000	(264,000)
Net income (loss)	$364,000	$(579,000)	$(9,690,000)	$(449,000)

Net income (loss) per common share:
Basic and Diluted	$0.06	$(0.09)	$(1.66)	$(0.08)

Note 17. Quarterly Financial Data (unaudited) (Continued)

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
2008
Interest income	$5,207,000	$5,464,000	$5,594,000	$6,035,000
Interest expense	2,217,000	2,121,000	2,381,000	2,915,000
Net interest income	2,990,000	3,343,000	3,213,000	3,120,000
Provision for loan losses	5,585,000	105,000	400,000	-
Noninterest income	194,000	283,000	208,000	304,000
Noninterest expenses	15,904,000	3,382,000	3,656,000	3,550,000
Income (loss) before income tax expense (benefit)	(18,305,000)	139,000	(635,000)	(126,000)
Income tax expense (benefit)	(2,482,000)	60,000	(235,000)	(42,000)
Net income (loss)	$(15,823,000)	$79,000	$(400,000)	$(84,000)

Net income (loss) per common share:
Basic and Diluted	$(2.71)	$0.01	$(0.07)	$(0.01)

The fourth quarter of 2008 contained significant adjustments relating to the impairment of goodwill in the amount of $11,752,000 and provisions to the allowance for loan losses in the amount of $5,585,000 as a result of significant deterioration in credit quality and overall declining condition of the financial services sector.

Note 18.  Parent Company Only Financial Statements

Condensed financial information of the parent company (Sterling Banks, Inc.) only is presented in the following three tables:

Balance Sheet
	December 31,	December 31,
	2009	2008
Assets
Cash and cash equivalents	$353,000	$840,000
Investment in subsidiary	23,177,000	32,236,000
Other assets	10,000	262,000
Total assets	$23,540,000	$33,338,000

Liabilities and Shareholders' Equity
Subordinated debentures	$6,186,000	$6,186,000
Other liabilities	368,000	31,000
Shareholders’ equity	16,986,000	27,121,000
Total liabilities and shareholders’ equity	$23,540,000	$33,338,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18.  Parent Company Only Financial Statements (Continued)

Statement of Operations
	Year Ended	Year Ended
	December 31,	December 31,
	2009	2008
Income
Dividends from subsidiaries	$13,000	$13,000
Total income	$13,000	$13,000

Expenses
Interest on subordinated debentures	424,000	417,000
Other expenses	285,000	280,000
Total expenses	709,000	697,000

Loss before income tax expense (benefit)	(696,000)	(684,000)
Income tax expense (benefit)	54,000	(232,000)
Equity in undistributed loss of subsidiary	(9,604,000)	(15,776,000)

Net loss	$(10,354,000)	$(16,228,000)

Statement of Cash Flows
	Year Ended	Year Ended
	December 31,	December 31,
	2009	2008
Cash Flows From Operating Activities
Net loss	$(10,354,000)	$(16,228,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	74,000	59,000
Equity in undistributed loss of subsidiary	9,604,000	15,776,000
Changes in operating assets and liabilities:
Decrease (Increase) in accrued interest receivable and other assets	252,000	(230,000)
Increase (Decrease) in accrued interest payable and other accrued liabilities	337,000	(15,000)
Net cash used in operating activities	(87,000)	(638,000)

Cash Flows From Investing Activities
Payments for investment in subsidiaries	(400,000)	-
Net cash used in investing activities	(400,000)	-

Cash Flows From Financing Activities
Dividends paid	-	-
Proceeds from issuance of subordinated debentures	-	-
Net cash provided by financing activities	-	-

Decrease in cash and cash equivalents	(487,000)	(638,000)

Cash and Cash Equivalents, beginning	840,000	1,478,000
Cash and Cash Equivalents, ending	$353,000	$840,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19.  Goodwill and Intangible Assets

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

In 2008, the extreme volatility in the banking industry that first started to surface in the latter part of 2007 had a significant impact on banking companies and the price of banking stocks, including our common stock.  During the fourth quarter of 2008, the Company performed its annual impairment analysis.  Based on this analysis, we wrote off $11.8 million of goodwill in the fourth quarter of 2008, which represented all of the goodwill that had been recorded and carried on the balance sheet from the Farnsworth merger.  As a result, no goodwill was recorded as of December 31, 2009 or 2008.

Intangible assets are core deposit intangibles which amounted to approximately $2.0 million and $2.4 million at December 31, 2009 and 2008, respectively.  The establishment and subsequent amortization of these intangible assets requires several assumptions including, among other things, the estimated cost to service deposits acquired, discount rates, estimated attrition rates and useful lives.  If the value of the core deposit intangible or the customer relationship intangible is determined to be less than the carrying value in future periods, a write down would be taken through a charge to our earnings.  The most significant element in evaluation of these intangibles is the attrition rate of the acquired deposits or loans.  If such attrition rate accelerates from that which we expected, the intangible is reduced by a charge to earnings.  The attrition rate related to deposit flows or loan flows is influenced by many factors, the most significant of which are alternative yields for loans and deposits available to customers and the level of competition from other financial institutions and financial services companies.  In connection with the goodwill impairment testing done in the fourth quarter of 2008, we also reassessed the carrying value of the core deposit intangible, determined that the value of the core deposit relationship had declined below its carrying value, and charged earnings for $475,000.  We further reassessed the estimated useful life and determined that with changes in the marketplace, a remaining useful life of six years would be more appropriate.

During the fourth quarter of 2009, we assessed the carrying value of the core deposit intangible and determined that the value of the core deposit intangible was at or above its carrying value; accordingly, its carrying value and remaining life have not been further adjusted.

The activity for the core deposit intangible asset is depicted below:

	2009	2008

Balance beginning of year	$2,374,000	$3,196,000
Amortization expense	(396,000)	(347,000)
Impairment charge	-	(475,000)
Balance end of year	$1,978,000	$2,374,000

Amortization expense for the core deposit intangible is expected to be $396,000 for each of the years 2010 through 2013 and $394,000 for 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20.  Written Agreement

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

Pursuant to the Agreement, the Board of Directors of the Company and the Bank appointed a joint Compliance Committee to monitor and coordinate the Company’s and the Bank’s compliance with the provisions of the Agreement, to obtain prior approval for the appointment of new directors, to approve the hiring or change in responsibilities of senior executive officers, and to comply with restrictions on severance payments and indemnification payments to institution affiliated parties. Failure to comply with the provisions of the Agreement could subject the Company and/or the Bank to additional enforcement actions. We believe that the Company and or the Bank have already implemented or are acting in accordance with most of the requirements of the Agreement, and we intend to take such actions as may be necessary to enable the Company and or the Bank to comply with the remaining requirements of the Agreement.  However, there can be no assurance that the Company and or the Bank will be able to comply fully with the provisions of the Agreement, or that efforts to comply with the Agreement will not have adverse effects on the operations and financial condition of the Company or the Bank.

The Agreement does not affect the Bank’s ability to continue to conduct its banking business with customers in a normal fashion.  The Bank’s deposits will remain insured by the FDIC to the maximum limits allowed by law.  The Agreement will remain effective and enforceable until stayed, modified, terminated or suspended in writing by the Regulators.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21.   Subsequent Event

On March 18, 2010, the Company announced that the Board of Directors approved an Agreement and Plan of Merger providing for the Company to merge with and into a subsidiary of Roma Financial in exchange for a cash payment.  Under the terms of the merger agreement, which has been approved by the boards of directors of both companies, Roma Financial will acquire all of the outstanding shares of the Company for a total purchase price of approximately $14.7 million in cash, or $2.52 per share for each share of common stock outstanding.  It is expected that the merger will be consummated in the third quarter of 2010.

The transaction is subject to certain conditions, including requisite regulatory approval, the approval of the Company’s stockholders, and the Company maintaining its financial condition through the closing such that the Company’s nonperforming assets, inclusive of troubled debt restructurings, do not exceed $30.0 million for the period from January 1, 2010 through the Closing Date, and the Company’s tangible common equity capital being not less than $9.9 million on the Closing Date.  At December 31, 2009, Sterling's tangible common equity capital was $15.0 million, and its non-performing assets, inclusive of troubled debt restructurings, were $24.4 million.

In the event that the Company is unsuccessful in completing the Plan of Merger with Roma, the Company may pursue other opportunities including seeking a new acquirer, raising capital externally, such as through a public offering or private placement, and/or raising capital internally, such as the selling of assets and/or cutting costs in an effort to increase earnings.