Form 10-Q
period 2010-03-31
Sterling Banks, Inc.
filed 2010-05-17
CIK 1358697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2010
or

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

Number of shares outstanding of the registrant’s common stock, par value $2.00 per share, outstanding as of May 13, 2010: 5,843,362

STERLING BANKS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2010

EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

Part I.  Financial Information

Item 1.  Financial Statements

STERLING BANKS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2010 AND DECEMBER 31, 2009

	March 31, 2010 (unaudited)	December 31, 2009
ASSETS
Cash and cash due from banks	$10,347,000	$10,765,000
Federal funds sold	16,101,000	4,545,000
Cash and cash equivalents	26,448,000	15,310,000

Investment securities held-to-maturity, at cost (fair value of $7,681,000 at March 31, 2010 and $9,462,000 at December 31, 2009)	7,401,000	9,198,000
Investment securities available-for-sale, at fair value	28,651,000	34,098,000
Total investment securities	36,052,000	43,296,000

Restricted stock, at cost	1,730,000	1,866,000

Loans	296,086,000	300,499,000
Less: allowance for loan losses	(9,235,000)	(9,915,000)
Total net loans	286,851,000	290,584,000

Core deposit intangible asset, net	1,879,000	1,978,000
Bank premises and equipment, net	7,986,000	8,164,000
Branch Property Held for Sale	505,000	505,000
Accrued interest receivable and other assets	7,707,000	8,098,000

Total assets	$369,158,000	$369,801,000

See Notes to Consolidated Financial Statements

STERLING BANKS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2010 AND DECEMBER 31, 2009

	March 31, 2010 (unaudited)	December 31, 2009
LIABILITIES Deposits
Noninterest-bearing	$34,251,000	$30,864,000
Interest-bearing	296,598,000	299,862,000
Total deposits	330,849,000	330,726,000

Federal Home Loan Bank advances	14,250,000	14,250,000
Subordinated debentures	6,186,000	6,186,000
Accrued interest payable and other accrued liabilities	1,794,000	1,653,000

Total liabilities	353,079,000	352,815,000

COMMITMENTS AND CONTINGENCIES (Note 2)

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $2 par value, 15,000,000 shares authorized; 5,843,362 issued and outstanding at March 31, 2010 and December 31, 2009	11,687,000	11,687,000
Additional paid-in capital	29,860,000	29,841,000
Accumulated deficit	(25,679,000)	(24,633,000)
Accumulated other comprehensive income	211,000	91,000
Total shareholders' equity	16,079,000	16,986,000
Total liabilities and shareholders' equity	$369,158,000	$369,801,000

See Notes to Consolidated Financial Statements

STERLING BANKS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(Unaudited)

	2010	2009
INTEREST INCOME
Interest and fees on loans	$4,087,000	$4,211,000
Interest and dividends on securities	382,000	494,000
Interest on due from banks and federal funds sold	3,000	6,000
Total interest and dividend income	4,472,000	4,711,000

INTEREST EXPENSE
Interest on deposits	1,210,000	1,952,000
Interest on Federal Home Loan Bank advances and overnight borrowings	144,000	160,000
Interest on subordinated debentures	110,000	104,000
Total interest expense	1,464,000	2,216,000

Net interest income	3,008,000	2,495,000

PROVISION FOR LOAN LOSSES	550,000	-

Net interest income after provision for loan losses	2,458,000	2,495,000

NONINTEREST INCOME
Service charges	59,000	66,000
Gains on sales of available-for-sale securities	10,000	-
Miscellaneous fees and other	103,000	153,000
Total noninterest income	172,000	219,000

NONINTEREST EXPENSES
Compensation and benefits	1,596,000	1,646,000
Occupancy, equipment and data processing	862,000	946,000
Professional services	366,000	239,000
FDIC insurance	266,000	96,000
Losses on sales and impairment of repossessed property	131,000	12,000
Marketing and business development	109,000	130,000
Amortization of core deposit intangible asset	99,000	99,000
Other operating expenses	247,000	259,000
Total noninterest expenses	3,676,000	3,427,000

LOSS BEFORE INCOME TAX BENEFIT	(1,046,000)	(713,000)

INCOME TAX BENEFIT	-	(264,000)

NET LOSS	$(1,046,000)	$(449,000)

NET LOSS PER COMMON SHARE
Basic and Diluted	$(0.18)	$(0.08)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and Diluted	5,843,362	5,843,362

See Notes to Consolidated Financial Statements

STERLING BANKS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
December 31, 2008	5,843,362	$11,687,000	$29,767,000	$(14,279,000)	$(54,000)	$27,121,000
Comprehensive loss:
Net loss – 2009	-	-	-	(449,000)	-	(449,000)
Change in net unrealized gain (loss) on
securities available-for-sale, net
of reclassification adjustment
and tax effects, if any	-	-	-	-	275,000	(275,000)
Total comprehensive loss						(174,000)
Stock compensation	-	-	19,000	-	-	19,000

March 31, 2009	5,843,362	$11,687,000	$29,786,000	$(14,728,000)	$221,000	$26,966,000

December 31, 2009	5,843,362	$11,687,000	$29,841,000	$(24,633,000)	$91,000	$16,986,000
Comprehensive loss:
Net loss – 2010	-	-	-	(1,046,000)	-	(1,046,000)
Change in net unrealized gain
on securities available-for-sale,
net of reclassification adjustment
and tax effects, if any	-	-	-	-	120,000	120,000
Total comprehensive loss						(926,000)
Stock compensation	-	-	19,000	-	-	19,000

March 31, 2010	5,843,362	$11,687,000	$29,860,000	$(25,679,000)	$211,000	$16,079,000

See Notes to Consolidated Financial Statements

STERLING BANKS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,046,000)	$(449,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	221,000	286,000
Provision for loan losses	550,000	-
Net amortization of purchase premium on securities	64,000	70,000
Net amortization of core deposit intangible	99,000	99,000
Stock compensation	19,000	19,000
Realized loss on sales or write down of repossessed property	131,000	12,000
Realized gain on sales of securities available-for-sale	(10,000)	-
Proceeds from sale of loans held for sale	-	2,000
Changes in operating assets and liabilities:
Decrease (Increase) in accrued interest receivable and other assets	115,000	(856,000)
Increase in accrued interest payable and other accrued liabilities	141,000	230,000
Net cash provided by (used in) operating activities	284,000	(587,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-sale	-	(9,665,000)
Proceeds from sales of securities available-for- sale	4,316,000	-
Proceeds from maturities of securities available-for-sale	-	1,000,000
Proceeds from maturities of securities held-to-maturity	-	169,000
Proceeds from principal payments on mortgage-backed securities available-for-sale	1,310,000	1,320,000
Proceeds from principal payments on mortgage-backed securities held-to-maturity	1,764,000	1,861,000
Proceeds from sale of restricted stock	136,000	-
Net decrease in loans	2,813,000	2,814,000
Proceeds from sales of other real estate owned	435,000	253,000
Purchases of premises and equipment	(43,000)	(151,000)
Net cash provided by investing activities	10,731,000	(2,399,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in noninterest-bearing deposits	3,387,000	(1,853,000)
Net (decrease) increase in interest-bearing deposits	(3,264,000)	16,165,000
Net cash provided by financing activities	123,000	14,312,000

INCREASE IN CASH AND CASH EQUIVALENTS	11,138,000	11,326,000

CASH AND CASH EQUIVALENTS, JANUARY 1,	15,310,000	13,526,000

CASH AND CASH EQUIVALENTS, MARCH 31,	$26,448,000	$24,852,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash:
Interest on deposits and borrowed funds	$1,361,000	$2,198,000
Noncash investing activities:
Transfer of loans to other real estate owned	$370,000	$705,000

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

On March 18, 2010, the Company announced that the Board of Directors approved an Agreement and Plan of Merger providing for the Company to merge with and into a subsidiary of Roma Financial (“Roma”) in exchange for a cash payment.  Under the terms of the merger agreement, which has been approved by the boards of directors of both companies, Roma will acquire all of the outstanding shares of the Company for a total purchase price of approximately $14.7 million in cash, or $2.52 per share (subject to adjustment) for each share of common stock outstanding.  It is expected that the merger will be consummated in the third quarter of 2010.

The transaction is subject to certain conditions, including requisite regulatory approval, the approval of the Company’s stockholders, and the Company maintaining its financial condition through the closing such that the Company’s nonperforming assets, inclusive of troubled debt restructurings, do not exceed $30.0 million for the period from January 1, 2010 through the closing date of the merger, and the Company’s tangible common equity capital being not less than $9.9 million on the closing date of the merger.  At March 31, 2010, the Company’s tangible common equity capital was $14.2 million, and its non-performing assets, inclusive of troubled debt restructurings, were $25.1 million.

In the event that the Company is unsuccessful in completing the merger with Roma, the Company may pursue other opportunities including seeking a new acquirer, raising capital externally, such as through a public offering or private placement, and/or raising capital internally, such as the selling of assets and/or cutting costs in an effort to increase earnings.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statements and Basis of Presentation

The financial statements included herein have not been audited, except for the balance sheet at December 31, 2009, which was derived from the audited financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted; therefore, these financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2009.  The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented.  Such adjustments are of a normal recurring nature.  The results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued and has determined that, other than that which has been reported in Note 13 to the consolidated financial statements, no other events warranted inclusion or disclosure.

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

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment and definite lived intangibles, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.  An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.  Impairment, if any, is assessed using discounted cash flows.  No impairments occurred during the three months ended March 31, 2010 and 2009.

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

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

FASB ASC Topic 820, Fair Value Measurements and Disclosures (Accounting Standards Update No. 2010-6)

New authoritative accounting guidance (Accounting Standards Update No. 2010-6) provides amendments to ASC Topic 820 that require new disclosures as follows:

1) A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

2) In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

The new authoritative guidance also clarifies existing disclosures as follows:

1) A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities.  A class is often a subset of assets or liabilities within a line item in the statement of financial position.  A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

2) A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3.

These new disclosures and clarifications of existing disclosures were effective for the Company’s financial statements for fiscal years beginning after December 15, 2009, and did not have a significant impact on the Company’s financial statements (except for the disclosures about the purchases, sales, issuances, and settlements in the roll forward activity of Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010).

FASB ASC Topic 860, Transfers and Servicing

This authoritative accounting guidance under amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure risks related to transferred financial assets.  The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets.  This new authoritative accounting guidance was effective January 1, 2010 and did not have a significant impact on the Company’s financial statements.

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.  INVESTMENT SECURITIES

The following is a summary of the Company's investment in available-for-sale and held-to-maturity securities as of March 31, 2010:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale
U.S. Government agencies and corporations	$8,089,000	$124,000	$-	$8,213,000
Residential mortgage-backed securities	20,210,000	353,000	(125,000)	20,438,000
Total securities available-for-sale	$28,299,000	$477,000	$(125,000)	$28,651,000
Held-to-maturity
U.S. Government agencies and corporations	$100,000	$-	$-	$100,000
Residential mortgage-backed securities	7,301,000	280,000	-	7,581,000
Total securities held-to-maturity	$7,401,000	$280,000	$-	$7,681,000

The Company’s investment securities as of December 31, 2009 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale
U.S. Government agencies and corporations	$8,092,000	$61,000	$(46,000)	$8,107,000
Residential mortgage-backed securities	21,549,000	286,000	(222,000)	21,613,000
Municipal securities	4,305,000	73,000	-	4,378,000
Total securities available-for-sale	$33,946,000	$420,000	$(268,000)	$34,098,000
Held-to-maturity
U.S. Government agencies and corporations	$100,000	$-	$-	$100,000
Residential mortgage-backed securities	9,098,000	264,000	-	9,362,000
Total securities held-to-maturity	$9,198,000	$264,000	$-	$9,462,000

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.  INVESTMENT SECURITIES (continued)

The amortized cost and estimated fair value of debt securities classified as available-for-sale and held-to-maturity at March 31, 2010 by contractual maturities are shown below.  Expected maturities may differ from contractual maturities for mortgage-backed securities because the mortgages underlying the securities may be called or prepaid without any penalties; therefore, these securities are not included in the maturity categories in the following maturity schedule.

	March 31, 2010
	Available-for-sale		Held-to-maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Maturing within one year	$-	$-	$100,000	$100,000
Maturing after one year, but within five years	-	-	-	-
Maturing after five years, but within ten years	8,089,000	8,213,000	-	-
Maturing after ten years	-	-	-	-
Residential mortgage-backed securities	20,210,000	20,438,000	7,301,000	7,581,000
Total securities	$28,299,000	$28,651,000	$7,401,000	$7,681,000

The following tables show the gross unrealized losses and fair value of Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010 and December 31, 2009:

	Continuous Unrealized Losses		Continuous Unrealized Losses
	Existing for Less Than 12 Months		Existing for 12 Months or More
		Unrealized		Unrealized
At March 31, 2010	Fair Value	Losses	Fair Value	Losses
Available-for-sale:
U.S. Government agencies and corporations	$-	$-	$-	$-
Residential mortgage-backed securities	7,725,000	(125,000)	-	-
	7,725,000	(125,000)	-	-
Held-to-maturity:
Residential mortgage-backed securities	-	-	-	-
Total temporarily impaired securities	$7,725,000	$(125,000)	$-	$-

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.  INVESTMENT SECURITIES (continued)

	Continuous Unrealized Losses		Continuous Unrealized Losses
	Existing for Less Than 12 Months		Existing for More Than 12 Months
		Unrealized		Unrealized
At December 31, 2009	Fair Value	Losses	Fair Value	Losses
Available-for-sale:
U.S. Government agencies and corporations	$3,954,000	$(46,000)	$-	$-
Mortgage-backed securities	10,360,000	(222,000)	-	-
	14,314,000	(268,000)	-	-
Held-to-maturity:
Mortgage-backed securities	-	-	-	-
Total temporarily impaired securities	$14,314,000	$(268,000)	$-	$-

U.S. Government and Agency Obligations.  At December 31, 2009, 2 U.S. Government agencies and corporations were in an unrealized loss position.  The unrealized losses on the Company’s investments in U.S. Treasury obligations and direct obligations of U.S. government agencies were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2009.

Residential Federal Agency Mortgage-Backed Securities.  There were 4 and 6 mortgage-backed securities were in an unrealized loss position at March 31, 2010 and December 31, 2009, respectively.  The unrealized losses on the Company’s investment in federal agency mortgage-backed securities were caused by interest rate increases.  The Company purchased those investments at a discount relative to their face amount, and the contractual cash flows of those investments are guaranteed by an agency of the U.S. government.  Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2010 or December 31, 2009.

NOTE 4.  EARNINGS PER SHARE

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding.  Shares issued during the period are weighted for the portion of the period that they were outstanding during the year.  The weighted average number of common shares outstanding for the three months ended March 31, 2010 and 2009 were 5,843,362, respectively.  Diluted earnings per common share consider common share equivalents (when dilutive) outstanding during each year.  Shares issuable upon the exercise of stock options were not considered in the calculation of net loss per share for the three months ended March 31, 2010 and 2009, as their inclusion would be anti-dilutive.

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

During the three months ended March 31, 2010 and 2009, the Company did not issue any options.    Compensation cost charged to operations for the three months ended March 31, 2010 and 2009 was $19,000, respectively.

As of March 31, 2010, there was approximately $539,000 of total unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted average period of 7.8 years.  Of the 255,390 unvested options at December 31, 2009, 3,655 options vested in 2010, 7,100 options expired and 244,635 options remain unvested at March 31, 2010.

NOTE 6.  COMMON STOCK

During the three months of 2010 and 2009, no stock options were exercised.

During the three months of 2010 and 2009, no cash dividends were declared or paid.

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

At March 31, 2010, management believes that the Bank is “adequately capitalized,” as defined by regulatory banking agencies.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank’s capital levels do not allow the Bank to accept brokered deposits without prior approval from regulators.  As of March 31, 2010, the Bank did not have any brokered deposits.  Further, the Bank is subject to certain interest rate restrictions that can be paid for its deposits without prior approval from regulators.

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7.  CAPITAL RATIOS (continued)

The Bank’s actual capital amounts and ratios are presented in the following tables (amounts in thousands, except percentages):

			For Capital		To Be Well
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2010:

Total Capital (to Risk-Weighted Assets)	$23,739	8.44%	≥$22,492	≥8.0%	≥$28,114	≥10.0%
Tier I Capital (to Risk-Weighted Assets)	$20,153	7.17%	≥$11,246	≥4.0%	≥$16,869	≥ 6.0%
Tier I Capital (to Average Assets)	$20,153	5.47%	≥$14,740	≥4.0%	≥$18,425	≥ 5.0%

			For Capital		To Be Well
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009:

Total Capital (to Risk-Weighted Assets)	$24,553	8.64%	≥$22,733	≥8.0%	≥$28,416	≥10.0%
Tier I Capital (to Risk-Weighted Assets)	$20,922	7.36%	≥$11,367	≥4.0%	≥$17,050	≥ 6.0%
Tier I Capital (to Average Assets)	$20,922	5.52%	≥$15,149	≥4.0%	≥$18,937	≥ 5.0%

NOTE 8.  FAIR VALUE

 FASB ASC Topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  In determining fair value, the Company uses various methods including market, income and cost approaches.  Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique.  These inputs can be readily observable, market corroborated, or generally unobservable.  The Company utilizes techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  Based on the observability of the inputs used in valuation techniques the Company is required to provide the following information according to the fair value hierarchy.  The fair value hierarchy ranks the quality and reliability of the information used to determine fair values.

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

March 31, 2010	Level 1	Level 2	Level 3	Total
Financial Assets
Investment securities available-for-sale
U.S. Government agencies and corporations	$-	$8,213,000	$-	$8,213,000
Mortgage-backed securities	$-	$20,438,000	$-	$20,438,000

December 31, 2009	Level 1	Level 2	Level 3	Total
Financial Assets
Investment securities available-for-sale
U.S. Government agencies and Corporations	$-	$8,107,000	$-	$8,107,000
Mortgage-backed securities	$-	$21,613,000	$-	$21,613,000
Municipal securities	$-	$4,378,000	$-	$4,378,000

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

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8.  FAIR VALUE (continued)

As of March 31, 2010, the fair value of the Bank's available-for-sale securities portfolio was $28,651,000. Over 71 percent of the portfolio was made up of residential mortgage-backed securities, which had a fair value of $20,438,000 at March 31, 2010.  All the residential mortgage-backed securities were issued or are guaranteed by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC").  The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.  All available-for-sale securities were classified as Level 2 assets at March 31, 2010.  The valuation of available-for-sale securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar instruments and all relevant information.

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

March 31, 2010	Level 1	Level 2	Level 3	Total
Financial Assets
Impaired loans	$-	$-	$30,948,000	$30,948,000

December 31, 2009	Level 1	Level 2	Level 3	Total
Financial Assets
Impaired loans	$-	$-	$26,725,000	$26,725,000

March 31, 2010	Level 1	Level 2	Level 3	Total
Non-Financial Assets
Other real estate owned	$-	$-	$796,000	$796,000
Branch held for sale	$-	$-	$505,000	$505,000

December 31, 2009	Level 1	Level 2	Level 3	Total
Non-Financial Assets
Other real estate owned	$-	$-	$1,100,000	$1,100,000
Branch held for sale	$-	$-	$505,000	$505,000

Impaired Loans

The carrying value of impaired loans is derived in accordance with FASB ASC Topic 310, “Receivables”.  Fair value is determined based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.  Appraised and reported values may be discounted based on management’s historical knowledge and changes in market conditions from the time of valuation.  The valuation allowance for impaired loans is included in the allowance for loan losses in the balance sheets. The valuation allowance for impaired loans at March 31, 2010 was $580,000.  During the three months ended March 31, 2010, the valuation allowance for impaired loans decreased $104,000 from $684,000 at December 31, 2009 as a result of loans being collected or charged off in full or in part.

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8.  FAIR VALUE (continued)

Other Real Estate Owned and Branch Held for Sale

Other real estate owned and branch held for sale are carried at fair value, less estimated costs to sell.  The fair value was determined using appraisals or other sources of market value.  Discounts are based on management’s review and changes in market conditions (Level 3 inputs).

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

The carrying amounts reported for loans held for sale, if any, approximates fair value.

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

Estimated Fair Values:  The estimated fair values of the Company’s material financial instruments as of March 31, 2010 are as follows:

	Carrying Value	Fair Value
Financial Assets:
Cash and due from banks	$10,347,000	$10,347,000
Federal funds sold	$16,101,000	$16,101,000
Investment securities, held-to-maturity	$7,401,000	$7,681,000
Investment securities, available-for-sale	$28,651,000	$28,651,000
Restricted stock	$1,730,000	$1,730,000
Loans, net of allowance for loan losses	$286,851,000	$284,546,000
Accrued interest receivable	$1,368,000	$1,368,000
Financial Liabilities:
Noninterest-bearing demand deposits	$34,251,000	$34,251,000
Interest-bearing deposits	$296,598,000	$290,365,000
Borrowed funds	$20,436,000	$18,537,000
Accrued interest payable	$715,000	$715,000

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

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9.  LOANS

The composition of net loans as of March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010	December 31, 2009
Commercial, Financial and Agricultural	$31,082,000	$30,371,000
Real Estate - Construction	38,278,000	41,558,000
Real Estate – Mortgage	171,945,000	171,465,000
Installment loans to individuals	48,883,000	50,453,000
Lease Financing	6,531,000	7,291,000
Unrealized Loan Fees	(633,000)	(639,000)
Total loans	296,086,000	300,499,000
Less: allowance for loan losses	(9,235,000)	(9,915,000)
Net loans	$286,851,000	$290,584,000

Summaries of information pertaining to impaired and nonaccrual loans are as follows:

	March 31, 2010	December 31, 2009
Impaired loans without a valuation allowance	$26,864,000	$24,091,000
Impaired loans with a valuation allowance	4,084,000	2,634,000
Total impaired loans including troubled debt restructurings	30,948,000	26,725,000
Valuation allowance related to impaired loans	580,000	684,000
Average investment in impaired loans	28,148,000	23,215,000
Total non-accrual loans (included in impaired loans)	16,508,000	16,437,000

Impaired loans without a valuation allowance increased $2.8 million since December 31, 2009 as a result of the Company designating new loans as impaired where the current appraisal supports the full amount of the loan and existing impaired loans, where the Company charged off or partially charged off $1.2 million during the three months ended March 31, 2010, based upon current appraisals obtained by the Company or, serving as a proxy, a 40% reduction in appraised value on older appraisals.

NOTE 10.  ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is calculated under FASB ASC Topic 310, Receivables and FASB ASC Topic 450, Contingencies.  Nonperforming and impaired loans are evaluated under FASB ASC Topic 310 using either the fair value of collateral or present value of future cash flow methods.  The Company evaluates all nonperforming and impaired loans using the fair value of collateral method since all non-performing and impaired loans are collateralized by real estate.  When a loan is evaluated using this method, a new appraisal of the primary and or secondary collateral is obtained and compared to the outstanding balance of the loans.  A specific reserve is added to the allowance for loan losses if a collateral shortfall exists.  On December 31, 2009, the amount of the specific reserve was $684,000 which was included in the total allowance for loan losses of $9,915,000.  During the three months ended March 31, 2010, the Company charged off loans or portions of loans totaling $1,230,000 from the allowance for loan losses and made a provision of $550,000, including changes in qualitative factors, resulting in an allowance for loan losses balance of $9,235,000.

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10.  ALLOWANCE FOR LOAN LOSSES (continued)

The following table shows changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category and additions to the allowance that have been charged to expenses for the periods presented.

	For the three months ended March 31,
	2010	2009
Balance at beginning of period	$9,915,000	$8,531,000
Charge-offs:
Commercial, Financial, Agricultural	-	(68,000)
Real Estate – Construction	(452,000)	(84,000)
Real Estate – Mortgage	(771,000)	-
Consumer Installment loans	(7,000)	(2,000)
Lease Financing	-	-
	(1,230,000)	(154,000)
Recoveries:
Commercial, Financial, Agricultural	-	-
Real Estate – Construction	-	-
Real Estate – Mortgage	-	-
Consumer Installment loans	-	3,000
Lease Financing	-	-
	-	3,000
Net charge-offs	(1,230,000)	(151,000)
Provision for loan loss	550,000	-
Balance at end of period	$9,235,000	$8,380,000

Average loans outstanding (1)	$298,278,000	$303,699,000

Net charge-offs as a percentage of average loans (2)	1.67%	0.20%

(1) Includes loans held for sale and non-accruing loans
(2) Annualized

The charge offs as of March 31, 2010, were a result of the Company analyzing its impaired loans with collateral deficiencies and charging off portions of loans not covered by the Company’s collateral as a result of new real estate appraisals obtained.  Even though a portion of individual loans were charged off, management will continue to obtain and convert the collateral and pursue the borrower(s) for full collection of the entire loan, including the partial charge off amount.

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

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.  OTHER COMPREHENSIVE INCOME (LOSS) (continued)

The components of other comprehensive income and related tax effects for the three months ended March 31, 2010 and 2009 are as follows:

	March 31, 2010	March 31, 2009
Unrealized holding gains on available-for-sale securities	$210,000	$458,000
Reclassification adjustment for gains realized in income	(10,000)	-
Net unrealized gains	200,000	458,000
Tax effect	80,000	183,000
Net-of-tax amount	$120,000	$275,000

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

STERLING BANKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13.  SUBSEQUENT EVENT

As previously reported, as a result of the Federal Reserve Bank of Philadelphia (the “FRB”) examination report dated November 30, 2009, the Company was required to increase its allowance for loan losses by $5 million as of June 30, 2009.  As a result, the Company amended its Quarterly Reports on Form 10-Q for the periods ended June 30 and September 30, 2009, and restated its consolidated financial statements for such periods.  Recently, the staff of the SEC advised the Company that it had initiated an informal inquiry and asked the Company to preserve documents related to the Company provisions and allowances for reserves for the fiscal years 2007 through 2009.  The Company has not received any requests for documentation at this time and cannot predict what actions, if any, the SEC will take in connection with its informal inquiry or whether it will ultimately lead to a formal investigation or action.

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

These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, which are subject to change based on various important factors (some of which are beyond the Company’s control).  The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; the likelihood of the Company consummating the merger with Roma and the Company’s ability to pursue alternative strategies if it does not;  the effect that maintaining regulatory capital requirements could have on the growth of the Company; inflation; changes in prevailing short term and long term interest rates; national and global liquidity of the banking system; changes in loan portfolio quality; adequacy of loan loss reserves; changes in the rate of deposit withdrawals; changes in the volume of loan refinancings; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance), including the increase in the cost of FDIC insurance; technological changes; changes in consumer spending and saving habits; findings of the Bank’s examination by the FRB; any effects from an inquiry or possible investigation from the SEC;  changes in the local competitive landscape, including the acquisition of local and regional banks in the Company’s geographic marketplace; possible impairment of intangible assets, specifically core deposit premium from the Company’s acquisition of Farnsworth; the ability of our borrowers to repay their loans; the uncertain credit environment in which the Company operates; the ability of the Company to manage the risk in its loan and investment portfolios; the ability of the Company to reduce noninterest expenses and increase net interest income, its growth, results of possible collateral collections and subsequent sales; and the success of the Company at managing the risks resulting from these factors.

The Company cautions that the above-listed factors are not exclusive.  The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Bank.

Readers should carefully review the risk factors described in other reports the Company files from time to time with the Securities and Exchange Commission, including the Company’s Form 10-K for the year ended December 31, 2009, and its subsequent quarterly reports on Form 10-Q and current reports on Form 8-K.

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

Consolidated Results of Operations
Three Months Ended March 31, 2010 and 2009
(Unaudited)

The following discussion compares the results of operations for the three months ended March 31, 2010 (unaudited) to the results of operations for the three months ended March 31, 2009 (unaudited).  This discussion should be read in conjunction with the accompanying financial statements (unaudited) and related notes, as well as statistical information included in this Form 10-Q.

Net Loss. For the three months ended March 31, 2010, the net loss totaled $1,046,000, compared to net loss of $449,000 for the three months ended March 31, 2009.  Decreased earnings for the three months ended March 31, 2010 were attributable primarily to a recording of a tax benefit of $264,000 in 2009 and none in 2010 and an increase in noninterest expenses of $249,000.  Basic and diluted loss per share for the three months ended March 31, 2010 and 2009 totaled $0.18 and $0.08, respectively.

Net Interest Income. Net interest income for the three months ended March 31, 2010 totaled $3,008,000, an increase of $513,000, or 20.6%, from $2,495,000 for the three months ended March 31, 2009.  This increase is primarily as a result of an increase in the net interest margin, from 2.86% for the three months ended March 31, 2009 to 3.63% for the three months ended March 31, 2010.

Interest income decreased by $239,000 for the three months ended March 31, 2010 from the same period in 2009, attributable to a decrease in average interest earning assets of $18.2 million.  Average interest earning loans outstanding decreased by $11.3 million and average investment securities decreased $6.5 million.  The decrease in average interest earning loans outstanding is attributable primarily to an increase in average nonaccrual loans of $6.0 million and normal monthly payments and/or payoffs, while the decrease in average investment securities was attributable to management’s efforts to decrease the Bank’s general level of risk on the balance sheet.  Interest expense decreased $752,000 from the same time period in 2009, primarily as a result of an 88 basis point decline in the rate on average interest-bearing liabilities from 2.74% in 2009 to 1.86% in 2010.

Provision for Loan Losses. Provision for loan losses was $550,000 and $0 for the three months ended March 31, 2010 and 2009.

Noninterest Income.  Noninterest income decreased $47,000, or 21.5%, for the three months ended March 31, 2010 to $172,000 compared to $219,000 for the same period of 2009, primarily as a result of decreased prepayment penalties for early loan payoffs of $35,000 and a decrease in late charges of $17,000, partially offset by a $10,000 gain in sales of securities available-for-sale.

Noninterest Expenses.  For the three months ended March 31, 2010, noninterest expenses increased by $249,000, or 7.3%, to $3,676,000, compared to $3,427,000 for the same period of 2009, primarily as a result of an increase in FDIC insurance of $170,000, an increase in losses on repossessed property of $119,000, an increase in legal expense for loan workouts of $114,000, partially offset by a decrease in occupancy, equipment and data processing expense of $84,000 and a decrease in personnel cost of $50,000.  The decrease in occupancy, equipment and data processing expense was primarily attributable to a decrease in amortization on our core processing system as it is fully depreciated and the decline in personnel expense was primarily attributable to a decline in general staffing and the discontinuance of our 401k match.

Income Taxes.  No tax expense or benefit was recorded during the three months ended March 31, 2010 as a result of management’s determination that there was a need for a valuation allowance on the Company’s deferred tax assets generated from the benefit.  During the three months ended March 31, 2009, we recorded an income tax benefit of $264,000 on loss before taxes of $713,000, resulting in an effective tax rate of 37.0% for the 2009 period.

Consolidated Financial Condition
At March 31, 2010 and December 31, 2009
(Unaudited)

The following discussion compares the financial condition at March 31, 2010 (unaudited) to the financial condition at December 31, 2009.  This discussion should be read in conjunction with the accompanying financial statements (unaudited) and related notes as well as statistical information included in this Form 10-Q.

Total Assets. Total assets decreased $0.6 million, or 0.2%, to $369.2 million at March 31, 2010, compared to $369.8 million at December 31, 2009.

Loans. Loans outstanding decreased $4.4 million, or 1.5%.  The decrease in loans was due primarily to $1.2 million in loan charge offs and normal contractual loan payments and/or payoffs in the loan portfolio.

Allowance for Loan Losses.  The allowance for loan losses was $9.2 million at March 31, 2010 as compared to $9.9 million at December 31, 2009.  This decline was due primarily to the charging off of $1.2 million in loans that were impaired, partially offset by a $0.5 million provision for loan losses.  The ratio of the allowance for loan losses to total loans was 3.1% and 3.3% at March 31, 2010 and December 31, 2009, respectively.  The Company’s management has considered nonperforming assets and other assets of concern in establishing the allowance for loan losses.  The Company continues to monitor its allowance for loan losses and will make future additions or reductions in light of the level of loans in its portfolio and as economic conditions dictate.

The table below recaps loans accruing but past due 90 days or more, non-accrual loans, OREO (Other Real Estate Owned), and troubled debt restructurings as of the dates listed.

	March 31, 2010	December 31, 2009
Restructured loans:
Commercial, Financial and Agricultural	$39,000	$39,000
Real Estate – Construction	750,000	1,189,000
Real Estate – Mortgage	4,641,000	4,907,000
Installment loans to individuals	101,000	101,000
Total restructured loans	5,531,000	6,236,000
Loans accruing, but past due 90 days or more:
Commercial, Financial and Agricultural	-	85,000
Real Estate – Construction	823,000	-
Real Estate – Mortgage	1,419,000	523,000
Installment loans to individuals	28,000	26,000
Total loans accruing, but past due 90 days or more	2,270,000	634,000
Nonaccrual Loans:
Commercial, Financial and Agricultural	3,000	3,000
Real Estate – Construction	13,493,000	14,274,000
Real Estate – Mortgage	3,012,000	2,160,000
Total nonaccrual loans	16,508,000	16,437,000
Total nonperforming loans	24,309,000	23,307,000
Other Real Estate Owned	796,000	1,100,000
Total nonperforming assets	$25,105,000	$24,407,000
Non-performing loans/Total loans	8.21%	7.76%
Non-performing assets/Total assets	6.80%	6.60%
Allowance for loan losses/Total non-performing loans	37.99%	42.54%

During 2010, to conform to bank regulatory reporting requirements and general practices within the banking industry for impaired collateral dependent loans where repayment is expected solely from the underlying collateral, we reduced the carrying value through a partial charge-off of certain loans as shown in the table below:

Real Estate:	Loan Balance	Direct charge-off	Adjusted Loan Balance	% Charged-off
Construction	$2,642,000	$452,000	$2,190,000	17.11%
Mortgage	1,659,000	771,000	888,000	46.47
	$4,301,000	$1,223,000	$3,078,000	28.44%

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

The Company had $16.5 million and $16.4 million, respectively, in loans on nonaccrual status at March 31, 2010 and December 31, 2009.  This increase is the result of three loans that the Company placed on nonaccrual status during the first three months of 2010, less one that was transferred to other real estate owned, less one that was paid in full.  The three loans that were placed on nonaccrual status during the first three months of 2010 were deemed impaired as of March 31, 2010, and no additional valuation reserve was needed for these loans during the first three months of 2010.  Impaired loans increased by $4.2 million, or 16%, between December 31, 2009 and March 31, 2010; however, as a result of the charge offs or partial charge offs, the valuation reserve decreased by $104,000, or 15%.

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

Unimpaired commercial real estate loans analyzed decreased $6.3 million, or 6%, between December 31, 2009 and March 31, 2010 due to payments and payoffs and loans characterized as impaired.  Unimpaired spot lot construction loans, a component type within the real estate - construction portfolio, had their qualitative adjustment factors increased an average of 7% due to the risk present in this portfolio segment and the increasing historical charge off qualitative factor.  As a result of the above mentioned activity during the first three months of 2010, management concluded that a provision for loan losses of $550,000 was needed.

Deposits.  Deposits totaled $330.8 million at March 31, 2010, increasing $0.1 million, or 0.4%, from the December 31, 2009 balance of $330.7 million.

Federal Home Loan Bank Advances and Other Borrowings. Federal Home Loan Bank advances and other borrowings totaled $20.4 million at March 31, 2010 and December 31, 2009, respectively.

Shareholders’ Equity.  Shareholders’ equity decreased by $0.9 million, or 5.3%, mainly as a result of our net loss, partially offset by an increase in other comprehensive loss.

Comparative Average Balances, Interest and Yields:

	Three Months Ended
	March 30, 2010			March 31, 2009
	Average Balance	Interest Income/Expense	Annual Yield/Cost	Average Balance	Interest Income/Expense	Annual Yield/Cost
Assets
Loans, net (1)	$281,637,000	$4,087,000	5.89%	$292,959,000	$4,211,000	5.83%
Investment securities (2)	39,758,000	382,000	3.89	46,291,000	494,000	4.33
Due from banks and Federal funds sold	14,270,000	3,000	0.09	14,574,000	6,000	0.15
Total interest-earning assets	335,665,000	4,472,000	5.40	353,824,000	4,711,000	5.40

Allowance for loan losses	(9,914,000)			(8,461,000)
Other assets	45,044,000			44,294,000
Total assets	$370,795,000			$389,657,000

Liabilities and shareholders’ equity
Time deposits	$195,682,000	$1,054,000	2.18%	$199,286,000	$1,694,000	3.45%
NOW/MMDA/savings accounts	102,229,000	156,000	0.62	105,763,000	258,000	0.99
Borrowed funds	20,436,000	254,000	5.04	22,342,000	264,000	4.80
Total interest-bearing liabilities	318,347,000	1,464,000	1.86	327,391,000	2,216,000	2.74

Noninterest-bearing demand deposits	33,823,000			33,886,000
Other liabilities	1,834,000			1,442,000
Shareholders’ equity	16,791,000			26,938,000
Total liabilities and shareholders’ equity	$370,795,000			$389,657,000

Net interest income		$3,008,000			$3,343,000

Interest rate spread (3)			3.54%			2.66%

Net interest margin (4)			3.63%			2.86%
________________________________
(1)	Includes loans held for sale. Also includes loan fees, which are not material. Does not include loans on nonaccrual.
(2)	Yields are not on a tax-equivalent basis.
(3)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Liquidity

Liquidity describes our ability to meet the financial obligations that arise out of the ordinary course of business.  Liquidity addresses the Company’s ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund current and planned expenditures.  Liquidity is derived from loan and investment securities repayments and income from interest-earning assets.  Our loan to deposit ratio was 89.5% and 90.9% at March 31, 2010 and December 31, 2009, respectively.

The Company seeks to rely primarily on core deposits from customers to provide stable and cost-effective sources of funding to support growth.  The Company also seeks to augment such deposits with longer term and higher yielding certificates of deposit.  To the extent that retail deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds market.  As of March 31, 2010, the Company maintained lines of credit with correspondent banks of $38.1 million.  Longer term funding requirements can be satisfied through advances from the Federal Home Loan Bank.

As of March 31, 2010, the Company’s investment securities portfolio included $27.5 million of mortgage-backed securities that provide significant cash flow each month.  The majority of the investment portfolio is classified as available-for-sale, is readily marketable, and is available to meet liquidity needs.  The Company’s residential real estate portfolio includes loans, which are underwritten to secondary market criteria, and provide an additional source of liquidity.

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

At March 31, 2010, management believes that the Bank is “adequately capitalized,” as defined by regulatory banking agencies.  The Company’s long term goal is to ensure that the Bank is “well capitalized” under the applicable regulatory standards.  To assist in this goal, the Company issued $6.0 million of trust preferred securities (the “Securities”) on May 1, 2007.  The Securities bear interest at 6.744% for the first five years.  Subsequently, the interest rate will be adjusted quarterly based on a three month LIBOR rate plus 1.70%.  The Securities are callable by the Company after five years with a final maturity of May 1, 2037.  The Company contributed $4.5 million of the proceeds of the Securities to the capital of the Bank as Tier I capital.  If the Company determines that there is a need to preserve capital or improve liquidity, the ability exists to defer interest payments for a maximum of five years.  During the second, third and fourth quarters of 2009 and the first quarter of 2010, the Company elected to defer the interest payments due.  Further, pursuant to the terms of the Agreement with the Regulators, the Company will not make any interest payments in the future without prior approval from the Regulators.

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

As of March 31, 2010, commitments to extend credit and unused lines of credit amounted to approximately $32.8 million and standby letters of credit were approximately $4.1 million.  See Note 8 to the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for additional information regarding the Bank’s long-term lease obligations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2010, management of the Company, under the supervision and with the participation the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as contemplated by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010, in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

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

ITEM 4.  Reserved.

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

STERLING BANKS, INC.

Date: May 17, 2010	By: /s/ Robert H. King
Robert H. King
President and Chief Executive Officer

Date: May 17, 2010	By: /s/ R. Scott Horner
R. Scott Horner
Executive Vice President and Chief
Financial Officer